Form 10-Q
period 1995-01-31
CERTRON CORP
filed 1995-03-06
CIK 19002

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     January 31, 1995

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

Commission File No.:    09081


                            CERTRON CORPORATION

          (Exact name of registrant as specified in its charter)



     CALIFORNIA                                                95-246104
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)



1545 Sawtelle Boulevard, Los Angeles, CA                       90025
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:       (310) 914-0300


                                  N/A
Former name, former address and former fiscal year, if changed since last report.


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x       No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:



3,128,306 shares of Common Stock, without par value, as of  January 31, 1995








PART I.   FINANCIAL INFORMATION
          ---------------------

     Item 1.   Financial Statements

                              CERTRON CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                              ----------------------------------
                                        ($ in Thousands)
                                                January 31,   October 31,
                                                   1995         1994
                                                -----------   ----------
                                                (Unaudited)
                  ASSETS
- - ---------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $2,010       $1,860
  Trade accounts receivable, net                        368          867
  Inventories:
   Finished goods                                      1,028         933
    Raw materials                                       240          261
    Work in process                                       8            9
                                                     ------       ------
       Total inventories                              1,276        1,203
  Other current assets                                   96          165
                                                     ------       ------
    Total current assets                              3,750        4,095
                                                     ------       ------

NOTE RECEIVABLE                                         250          250
                                                     ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                               221          221
  Dies and molds                                        168          168
  Furnitures, fixtures and leasehold improvements       218          218
                                                     ------       ------
                                                        607          607
    Less accumulated depreciation and amortization  (   495)     (   482)
                                                     ------       ------
       Net equipment and leasehold improvements         112          125
                                                     ------       ------

MARKETABLE SECURITIES                                   229          206
 ASSETS                                                  35           34
                                                     ------       ------
      TOTAL ASSETS                                   $4,376       $4,710
                                                     ======       ======

  LIABILITIES AND STOCKHOLDERS' EQUITY
- - --------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                             $    7       $   16
  Accrued advertising                                   205          176
  Accrued professional fees                              78           83
  Other accrued expenses                                311          408
                                                     ------       ------
    Total current liabilities                           601          683
                                                     ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; stated value
    $1 per share;  authorized 10,000,000 shares;
    issued 3,128,000                                  3,128        3,128
  Additional paid-in capital                          1,824        1,824
  Net unrealized loss on marketable securities      (   176)     (    87)
  Accumulated deficit                               ( 1,001)     (   838)
                                                     ------       ------
    Total stockholders' equity                        3,775        4,027
                                                     ------       ------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,376       $4,710
                                                     ======       ======

                  See notes to consolidated financial statements

                                CERTRON CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------
                                      ($ in Thousands)



                                             For the Three Months Ended
                                             --------------------------
                                               01-31-95      01-31-94
                                               --------      --------
                                              (Unaudited)   (Unaudited)


NET SALES                                        $1,054        $2,005
                                                 ------        ------

COST AND EXPENSES
     Cost of products sold                          810         1,590
     Selling, general & administrative              420           521
     Depreciation and amortization                   13            25
                                                 ------        ------
     Total costs and expenses                     1,243         2,136
                                                 ------        ------

Loss before other income                        (   189)      (   131)
Other income - Interest                              26            23
                                                 ------        ------


Net Loss                                        ($  163)      ($  108)
                                                 ======        ======


PER SHARE INFORMATION:

Net loss per share                              ($  .05)      ($  .03)
                                                 ======        ======

Average number of common shares
     outstanding                              3,128,000     3,128,000





              See notes to consolidated financial statements



                              CERTRON CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                     ($ in Thousands)

                                                   For the Three Months Ended
                                                   --------------------------

                                                     01-31-95   01-31-94
                                                     ---------  ---------
                                                    (Unaudited)(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        ($  163)   ($  108)
                                                      ------     ------
     Adjustment to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                   13         25
          Changes in operating assets and liabilities:
          Decrease in trade accounts receivable          499         23
          Increase in inventories                    (    73)   (    42)
          Decrease in other assets                        68         13
          Decrease in trade accounts payable         (     9)   (    19)
          Decrease in accrued expenses               (    73)   (    67)
                                                      ------     ------

     Net cash provided by (used in) operating
          activities                                     262    (   175)

CASHED FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                  0    (     6)
     Purchase of marketable securities               (   112)         0
                                                      ------     ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    150    (   181)


CASH AND CASH EQUIVALENTS, beginning of quarter        1,860      1,960
                                                      ------     ------

CASH AND CASH EQUIVALENTS, end of quarter             $2,010     $1,779
                                                      ======     ======



                   See notes to consolidated financial statements

                              CERTRON CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ------------------------------------------

                         For the Three Months Ended January 31, 1995



NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1994, the Company reported net sales of $7,951,000 and a net loss of $170,000.



NOTE B - NOTES PAYABLE

The Company had no indebtedness to the bank as of January 31, 1995.



NOTE C - CUSTOM ASSEMBLY CONTRACTS

     During the first quarter of fiscal 1995, sales in the contract assembly division dropped from $953,000 in the first quarter of 1994 to $5,000 due to the non renewal of the contracts of two contract assembly customers which accounted for most of the sales of this division. The loss of these contract assembly customers has had a material adverse affect on the Company's first quarter and is expected to continue to have a material adverse affect for the remainder of fiscal 1995.



NOTE D -  MARKETABLE EQUITY SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At January 31, 1995, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are valued based on quoted market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     As demonstrated by the following chart, the Company's current ratio increased to 6.24 to 1 at January 31, 1995.

                                       01/31/95        10/31/94
                                       --------        --------

        Working capital               $3,149,000      $3,412,000
        Current ratio                  6.24 to 1       6.00 to 1


     The Company's liquidity has been supplied by internally generated funds and short-term borrowing. During the second quarter of fiscal 1994, the Company renewed its line of credit with its bank. This line of credit totals $1,000,000 in the aggregate, with the allowable loan based on a formula of 80% of the Company's eligible accounts receivable plus 50% of finished goods inventory or $500,000, whichever is less, as evidenced by outstanding letters of credit, less 100% of the letters of credit and banker's acceptances outstanding at any time are not to exceed $500,000. At January 31, 1995, the Company had no material commitments for capital expenditures.

     The following schedule sets forth the borrowing availability under the Companys' short-term line of credit at January 31, 1995 and at October 31, 1994.


                                       01/31/95        10/31/94
                                       --------        --------

        Available loan                $1,000,000      $1,000,000
        Outstanding loan balance         0                0

        Borrowing availability        $1,000,000      $1,000,000


     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. Thus, there has been a general decline in the Company's sales of magnetic media sales and an attendant reduction in related inventories and accounts receivable and notes payable to Bank. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future, and therefore, there may not presently be meaningful opportunities for the Company to substantially increase its sales and operating profit in this segment. The Company is, therefore, actively investigating acquiring other product lines or business. If any of these investigation result in an acquisition of assets or a business, the Company believes that, due to its existing financial condition, it can obtain any necessary cash financing for such acquisition from bank borrowing. There can be no assurance, however, that the Company can find such an acquisition.

RESULTS OF OPERATIONS



First Quarter Fiscal 1995 compared to First Quarter Fiscal 1994
- - ---------------------------------------------------------------

     During the first quarter of fiscal 1995, the Company had a net loss of $163,000,compared to a net loss of $108,000 in the first quarter of fiscal
1994.   The increase in the net loss for the first quarter of fiscal 1995 compared to the first quarter of 1994 was due to reduced sales of $951,000 that resulted in a decrease in the gross profit margin of $171,000 that was offset by a reduction in operating expenses of $113,000 and an increase in interest income of $3,000.

     Sales were $1,054,000 for the first quarter of 1995 as compared to sales of $2,005,000 in the first quarter of 1994. The decrease was $951,000 or 47.4%. Contract assembly sales decreased by $948,000 over the first quarter of fiscal 1994, from $953,000 for the quarter ended January 31, 1994 to $5,000 for the quarter ended January 31, 1995. Magnetic media sales decreased by $3,000 from $1,052,000 for quarter ended January 31, 1994 to $1,049,000 for quarter ended January 31, 1995. The decrease in sales was primarily due to loss of contract assembly customers, Gillette Company and Spectrol Company, which accounted for most of the sales in this segment.

     The contract with Gillette expired October 31, 1994. Spectrol contract expired August 31, 1994. Spectrol and Gillette did not renew their contracts. The loss of both customers without replacement assembly sales has had material adverse affect on the company and is expected to continue throughout 1995.

     Gross margins decreased by $171,000 for the quarter ended January 31, 1995, from $415,000 in the first quarter of fiscal 1994 to $244,000 in the first quarter of fiscal 1995. The primary reason for the decrease is due to decreased sales in contract assembly.

     Selling, general and administrative expenses decreased by $101,000 during the first quarter of fiscal 1995 from $521,000 in the first quarter of fiscal 1994 compared to $420,000 in the first quarter of fiscal 1995. The decrease is due to reduced personnel expenses of $13,000, freight expense of $49,000, and other related expenses of $39,000.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 1995 the Company held common stocks having a cost of approximately $405,934 and market value of approximately $229,688. In accordance with accounting rules, the Company has reduced the value of all of its investments in marketable securities on its Balance Sheet to market value and this reduction of approximately $176,246 is reflected in stockholder's equity as unrealized holding loss. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.

PART II.    OTHER INFORMATION.
            ------------------

  Item 6.   Exhibit and Reports on Form 8-K
  -------

  (a)       Exhibits:  None


  (b)       Reports on Form 8-K:

            During the quarter ended January 31, 1995, no reports on Form 8-K were filed.







                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)        CERTRON CORPORATION
BY (SIGNATURE)      /s/    Jesse  A. Lopez
(NAME AND TITLE)    Jesse A. Lopez, Controller (Principal Accounting Officer)
                    March 6, 1995




BY (SIGNATURE)      /s/   Marshall I. Kass
(NAME AND TITLE)    Marshall I. Kass, Chairman of the Board and
                    Chief Executive Officer
                    March 6, 1995