Form 10-Q/A
period 1995-01-31
CERTRON CORP
filed 1995-05-16
CIK 19002

FORM 10-Q/A
                              AMENDMENT NO. 1

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

PART II.    OTHER INFORMATION.
            ------------------

Item 6.     Exhibits and Reports on Form 8-K
- -------

(a)         Exhibits:  Exhibits Required by Item 601:

                       27-Financial Data Schedule

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





(REGISTRANT)          CERTRON CORPORATION
BY (SIGNATURE)        /s/ Jesse A. Lopez
(NAME AND TITLE)      Jesse A. Lopez, Controller (Principal Accounting
                      Officer)
                      April 28, 1995




BY(SIGNATURE)         /s/ Jonathan Fier Kass, Executive Vice President
                      April 28, 1995

EXHIBIT INDEX
- -------------


27     -    Financial Data Schedule