Form 10-Q
period 1995-04-30
CERTRON CORP
filed 1995-06-09
CIK 19002

PART I.  FINANCIAL INFORMATION
         ---------------------

    Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                    ----------------------------------
                             ($ in Thousands)

                                         April 30,        October 31,
                                           1995               1994
                                         ---------        -----------
                  ASSETS
- ----------------------------------
CURRENT ASSETS:
    Cash and cash equivalents               $1,902            $1,860
    Trade accounts receivable, net             309               867
    Inventories:
         Finished goods                      1,226               933
         Raw materials                         160               261
         Work in process                         6                 9
                                            ------            ------
           Total inventories                 1,392             1,203
    Other current assets                        87               165
                                            ------            ------
        Total current assets                 3,690             4,095
                                            ------            ------
NOTE RECEIVABLE                                250               250
                                            ------            ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Machinery and equipment                    234               221
    Dies and molds                             168               168
    Furnitures, fixtures and
      leasehold improvements                   218               218
                                            ------            ------
                                               620               607
         Less accumulated depreciation
              and amortization             (   508)          (   482)
                                            ------            ------
         Net equipment and leasehold
             improvements                      112               125
                                            ------            ------
MARKETABLE SECURITIES                           14               206
OTHER ASSETS                                    16                34
                                            ------            ------
         TOTAL ASSETS                       $4,082            $4,710
                                            ======            ======






  LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------
CURRENT LIABILITIES:
    Trade accounts payable                  $   25            $   16
    Accrued advertising                        237               176
    Accrued professional fees                   39                83
    Other accrued expenses                     292               408
                                            ------            ------
        Total current liabilities              593               683
                                            ------            ------
STOCKHOLDERS' EQUITY:
    Common stock, no par value; stated
      value $1 per share; authorized
      10,000,000 shares; issued 3,128,000    3,128             3,128
    Additional paid-in capital               1,824             1,824
    Net unrealized loss on marketable
      securities                           (   341)          (    87)
    Accumulated deficit                    ( 1,122)          (   838)
                                            ------            ------
         Total stockholders' equity          3,489             4,027
                                            ------            ------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $4,082            $4,710
                                            ======            ======

              See notes to consolidated financial statements

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                             ($ in Thousands)

                  Three Months Ended April 30,      Six Months Ended April 30,
                  ----------------------------      --------------------------
                          1995          1994               1995         1994
                        --------      --------           --------     --------

NET SALES                $  963        $2,122             $2,017       $4,127
                         ------        ------             ------       ------
COST AND EXPENSES
  Cost of products
    sold                    734         1,624              1,544        3,213
  Selling, general
    & administrative        359           480                778        1,001
  Depreciation and
    amortization             13            26                 27           51
                         ------        ------             ------       ------
  Total costs and
    expenses              1,106         2,130              2,349        4,265

Loss before other
    income              (   143)      (     8)           (   332)     (   138)

Other income -
    Interest                 22            21                 48           44
                         ------        ------             ------       ------

Net Income (Loss)       ($  121)      $    13            ($  284)     ($   94)
                         ======       =======             ======       ======


PER SHARE INFORMATION:

Net income
  (loss) per share      ($  .04)      $   .00            ($  .09)     ($  .03)
                         ======       =======             ======       ======
Average number of
  common shares
  outstanding         3,128,000     3,128,000          3,128,000    3,128,000
                      =========     =========          =========    =========



              See notes to consolidated financial statements




                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                             ($ in Thousands)
                                                  Six Months Ended April 30,
                                                  --------------------------
                                                    1995              1994
                                                  --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        ($   284)          ($   94)

 Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                      27                51
    Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts
         receivable                                   558           (   173)
    (Increase) decrease in inventories           (    189)              141
    Decrease in other assets                           95                23
    Decrease in trade accounts payable
        and accrued expenses                     (     90)          (   174)
                                                  -------            ------

 Net cash provided by (used in)
    operating activities                              117           (   226)
                                                  -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
    leasehold improvements                       (     13)          (     6)
 Proceeds from sale of marketable securities           71                 -
 Purchase of marketable securities               (    133)          (   100)
                                                  -------            ------

 Net cash used in investing activities           (     75)          (   106)
                                                  -------            ------
CASH FLOWS FROM FINANCING ACTIVITES:
 Borrowings under line of credit agreement        460,000              -
 Payments under line of credit agreement         (460,000)             -
                                                  -------            ------

 Net cash used in financing activities                0                0

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS      42           (   332)

CASH AND CASH EQUIVALENTS, beginning of period      1,860             1,960
                                                  -------            ------

CASH AND CASH EQUIVALENTS, end of period          $ 1,902            $1,628
                                                  =======            ======

              See notes to consolidated financial statements

                    CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

             For the Three and Six Months Ended April 30, 1995



NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

     The results for such three-month and six-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1994, the Company reported net sales of $7,951,000 and a net loss of $170,000.



NOTE B - CUSTOM ASSEMBLY CONTRACTS

     During the six month of fiscal 1995, sales in the contract assembly division dropped from $2,017,000 in the six month of fiscal 1994 to $5,000 due to the non renewal of the contracts of two contract assembly customers which accounted for most of the sales of this division. The loss of these contract assembly customers has had a material adverse affect on the Company's three and six month periods ended April 30, 1995 and is expected to continue to have a material adverse affect for the remainder of the fiscal 1995.



NOTE C - MARKETABLE EQUITY SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At April 30, 1995, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are value based on quoted market prices.

     Included among the Company's investments are shares of Common Stock of Stuarts Department Stores with a cost of approximately $341,000. On May 11, 1995 Stuarts Department Stores filed under Chapter 11 of the Federal Bankruptcy Act. As of April 30, 1995 this investment is included in Marketable Securities on the Balance Sheet at nominal value and the cost thereof is reflected in Stockholders' Equity as Unrealized Holding Loss on marketable securities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As demonstrated by the following chart, the Company's current ratio increased to 6.22 to 1 at April 30, 1995.

                                   04/30/95        10/31/94
                                  ----------      ----------
     Working capital              $3,097,000      $3,412,000
     Current ratio                 6.22 to 1       6.00 to 1

     The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings and, therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings are required. At April 30, 1995, the Company had no material commitments for capital expenditures.


    The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. Thus, there has been a general decline in the Company's sales of magnetic media sales and an attendant reduction in related inventories and accounts receivable and notes payable to Bank. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future, and therefore, there may not presently be meaningful opportunities for the Company to substantially increase its sales and operating profit. The Company is, therefore, actively investigating acquiring other product lines or businesses. If any of these investigations result in an acquisition of assets or a business, the Company believes that, due to its existing financial condition, it can obtain any necessary cash financing for such acquisition from bank borrowing. There can be no assurance, however, that the Company can find such an acquisition.








RESULTS OF OPERATIONS
- ---------------------

Second Quarter Fiscal 1995 compared to Second  Quarter Fiscal 1994
- ------------------------------------------------------------------

     During the second quarter of fiscal 1995, the Company had a net loss of $121,000, compared to net income of $13,000 in the second quarter of fiscal 1994 primarily due to a substantial reduction in sales which resulted in a decreased in gross margin of $269,000, partially offset by a reduction in overhead expense of $134,000.

     Sales were $963,000 for the second quarter of 1995 as compared to sales of $2,122,000 in the second quarter of 1994. The decrease was $1,159,000 or 54.6%. Contract assembly sales were $1,065,000 for the second quarter of 1994 and no sales for the second quarter of 1995 due to loss of contract assembly customers Gillette Company and Spectrol Company. Magnetic media sales decreased by $94,000 from $1,057,000 for quarter ended April 30, 1994 to $963,000 for quarter ended April 30, 1995.

     The assembly contract with Gillette expired October 31, 1994. Spectrol contract expired August 31, 1994. Both Spectrol and Gillette did not renew their contracts. The loss of both customers without replacement assembly sales has had and will have a material adverse effect on this segment.

     Gross margins decreased by $269,000 for the quarter ended April 30, 1995, from $498,000 in the second quarter of fiscal 1994 to $229,000 in the second quarter of fiscal 1995. The primary reason for the decrease is due to decreased sales and changes in the product mix.

     Selling, general and administrative expenses decreased by $134,000 (26.5%) during the second quarter of fiscal 1995 from $506,000 in the second quarter of fiscal 1994 compared to $372,000 in the second quarter of fiscal 1995. The decrease is due to reduced freight expense of $46,000 and commission and advertising expense of $33,000 which is a result of reduced sales volume and a decrease of personnel and related expenses of $55,000.

     The Company invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1995 the Company held common stocks, having a cost of approximately $355,000 and a market value of approximately $14,000. Included among these common stocks were shares of common stock of Stuarts Department Store. On May 11, 1995, Stuarts Department Store filed under Chapter 11 of the Federal Bankruptcy Act. The investment in Stuarts Department Store is carried on the April 30, 1995 Balance Sheet at nominal value in Marketable Securities and the $341,000 cost of such investment is reflected on the Stockholders' Equity as unrealized holding loss which has not been recognized as a loss in the income statement. If the Company sells these or other securities, the carrying value of which has been reduced, the Company will recognized a loss in its statement of operation equal to the amount of the then reduction. Although the Company presently intends to hold all of these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.
                                   6

Six Months Fiscal 1995 compared to Six Months Fiscal 1994
- ---------------------------------------------------------


     For the first six months of fiscal 1995, the Company had a net loss of $284,000, compared to a net loss of $94,000 for the first six months of fiscal 1994.

     Net sales for the six months ended April 30, 1995 decreased by $2,110,000 (51.1%), from $4,127,000 for the first six months of fiscal 1994 to $2,017,000 for the first six months period of fiscal 1995.

     Net sales of contract assembly decreased by $2,012,000 (99.8%), from $2,017,000 for the first six months of fiscal 1994 to $5,000 for the first six months of fiscal 1995. The decreased in sales was primarilty due to loss of contract assembly customers, Gillette Company and Spectrol company, which accounts for most of the sales in this segment.

     The contract with Gillette expired October 31, 1994. Spectrol contract expired August 31, 1994. Both Spectrol and Gillette did not renew their contracts. The loss of both customers without replacement assembly sales has had and will have a material adverse effect on this segment.

     Gross margins for the first six months of fiscal 1995 decreased by $441,000 (48.2%), from $914,000 in the first six months of fiscal 1994 to $473,000 in the first six months of fiscal 1995. The primary reason for the decrease is due to decreased sales and changes in the product mix.

     Selling, general, administrative expenses decreased by $247,000 (23.5%) during the first six months of fiscal 1995 from $1,052,000 in the first six months of fiscal 1994 compared to $805,000 in the first six months of fiscal
1995.   The decrease is due to reduced freight expenses of $95,000 and commission and advertising expense of $44,000 which is a result of reduced sales volume and a decrease in related expenses of $108,000.

     The Company invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1995 the Company held common stocks, having a cost of approximately $355,000 and a market value of approximately $14,000. Included among these common stocks were shares of common stock of Stuarts Department Store. On May 11, 1995, Stuarts Department Store filed under Chapter 11 of the Federal Bankruptcy Act. The investment in Stuarts Department Store is carried on the April 30, 1995 Balance Sheet at nominal value in Marketable Securities and the $341,000 cost of such investment is reflected on the Stockholders' Equity as unrealized holding loss which has not been recognized as a loss in the income statement. If the Company sells these or other securities, the carrying value of which has been reduced, the Company will recognized a loss in its statement of operation equal to the amount of the then reduction. Although the Company presently intends to hold all of these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.

PART II.   OTHER INFORMATION.
           ------------------

      Item 2.   Changes in Securities.
      -------

      On March 31, 1995, the Acceptance Letter of Credit, Loan and Security Agreement between Registrant and Union Bank dated August 25, 1989 as amended expired in accordance with its terms.


      Item 4.   Submission of Matters to a Vote of Security-Holders.
      -------

      (a) On March 28, 1995, the Registrant held its Annual Meeting of Shareholders.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

      (c) At the meeting, the following persons were elected by the vote indicated (there were no broker non-votes) as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

                                            Vote
                   Name                     For           Withheld
                 --------                ---------       ----------

              Marshall I. Kass           2,650,676         81,609

              Allan H. Kurtzman          2,650,728         81,557

              Michael S. Kass            2,650,693         81,592

              Jonathan F. Kass           2,650,728         81,557

              Susan K. Rubien            2,650,628         81,657

              Eric J. Lomas              2,650,728         81,557















              At the meeting, an amendment to the Executive Stock Option Plan of the Company increasing the number of shares of Common Stock from 150,000 to 300,000 covered by the Executive Stock Option Plan and extending the expiration date of the Executive Stock Option Plan to January 27, 2005 was approved by the shareholders by the following vote (there were no broker non-votes).

                   For                    Against         Abstain
                ---------                 -------         -------

                2,457,245                 272,720          2,320








  Item 6.  Exhibits and Reports of Form 8-K.
  -------

  (a)      Exhibits:

           27 - Financial Data Schedule



  (b)      Reports on Form 8-K.

           During the quarter ended April 30, 1995, no reports on Form 8-K were filed.






                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)      CERTRON CORPORATION
BY  (SIGNATURE)   /s/ Jesse A. Lopez
(NAME AND TITLE)  Jesse A. Lopez, Controller (Principal Accounting Officer)
                  June 9, 1995



BY (SIGNATURE)    /s/  Marshall I. Kass
(NAME AND TITLE)  Marshall I. Kass, Chairman of the Board and
                  Chief Executive Officer
                  June 9, 1995















                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
- ---              ----                                    ----

27               Financial Data Schedule