Form 10-Q
period 1995-07-31
CERTRON CORP
filed 1995-09-11
CIK 19002

PART I.  FINANCIAL INFORMATION
         ---------------------
    Item 1.   Financial Statements

                        CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                               ($ in Thousands)
                                 (Unaudited)
                                                 July 31,         October 31,
                                                   1995               1994
                                                 --------         -----------
                  ASSETS
-------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                     $1,820            $1,860
    Trade accounts receivable, net                   260               867
    Deposit and other accounts receivable            133                 0
    Inventories:
         Finished goods                            1,008               933
         Raw materials                               148               261
         Work in process                               6                 9
                                                  ------            ------
              Total inventories                    1,162             1,203
    Other current assets                             104               165
                                                  ------            ------
         Total current assets                      3,479             4,095
                                                  ------            ------

NOTE RECEIVABLE                                      250               250
                                                  ------            ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
    Machinery and equipment                          243               221
    Dies and molds                                   196               168
    Furnitures, fixtures and leasehold improvements  218               218
                                                  ------            ------
                                                     657               607
         Less accumulated depreciation
              and amortization                   (   522)          (   482)
                                                  ------            ------

         Net equipment and leasehold improvements    135               125
                                                  ------            ------
MARKETABLE SECURITIES                                 37               206

OTHER ASSETS                                          14                34
                                                  ------            ------
         TOTAL ASSETS                             $3,915            $4,710
                                                  ======            ======





  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
    Trade accounts payable                        $    3            $   16
    Accrued advertising                              174               176
    Accrued professional fees                         81                83
    Other accrued expenses                           287               408
                                                  ------            ------
         Total current liabilities                   545               683
                                                  ------            ------
STOCKHOLDERS' EQUITY:
    Common stock, no par value; stated value
      $1 per share; authorized 10,000,000
      shares;  issued 3,128,000                    3,128             3,128
    Additional paid-in capital                     1,824             1,824
    Net unrealized loss on marketable securities (    12)          (    87)
    Accumulated deficit                          ( 1,570)          (   838)
                                                  ------            ------
         Total stockholders' equity                3,370             4,027
                                                  ------            ------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                              $3,915            $4,710
                                                  ======            ======

              See notes to consolidated financial statements

                           CERTRON CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                                   ($ in Thousands)
                                     (Unaudited)

                  Three Months Ended July 31,      Nine Months Ended July 31,
                  ---------------------------      --------------------------
                         1995           1994                1995        1994
                        ------         ------              ------      ------

NET SALES               $  832         $2,248              $2,849      $6,375
                        ------         ------              ------      ------

COST AND EXPENSES
  Cost of products
    sold                   655          1,800               2,199       5,013
  Selling, general
    & administrative       341            482               1,119       1,483
  Depreciation and
    amortization            13             26                  40          77
                        ------         ------              ------      ------
  Total costs and
    expenses             1,009          2,308               3,358       6,573
                        ------         ------              ------      ------
Loss before other
    income and
    expense            (   177)       (    60)            (   509)    (   198)

Realized loss on
    marketable
    security           (   341)          -                (   341)         -

Other income -
    Interest                70             28                 118          72
                        ------         ------              ------      ------

Net Loss               ($  448)       ($   32)            ($  732)    ($  126)
                        ======         ======              ======      ======


PER SHARE INFORMATION:

Net loss per share     ($  .14)       ($  .01)            ($  .23)    ($  .04)
                        ======         ======              ======      ======

Average number of
  common shares
  outstanding         3,128,000      3,128,000          3,128,000    3,128,000
                      =========      =========          =========    =========

              See notes to consolidated financial statements


                           CERTRON CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                   ($ in Thousands)
                                     (Unaudited)
                                                    Nine Months Ended July 31,
                                                    --------------------------
                                                        1995          1994
                                                   ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              ($  732)      ($  126)

 Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           40            77
    Realized loss on marketable securities                 341             0
    Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts
         receivable                                        607       (   238)
    Decrease in inventories                                 41           193
    Increase in other assets                           (    52)      (     6)
    Decrease in trade accounts payable
        and accrued expenses                           (   138)      (     0)
                                                        ------        ------

 Net cash provided by (used in)
    operating activities                                   107       (   131)
                                                        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
    leasehold improvements                             (    50)      (     6)
 Proceeds from sale of marketable securities                92           -
 Purchase of marketable securities                     (   189)      (   186)
                                                        ------        ------
 Net cash used in investing activities                 (   147)      (   192)
                                                        ------        ------

CASH FLOWS FROM FINANCING ACTIVITES:
 Borrowings under line of credit agreement             460,000           -
 Payments under line of credit agreement              (460,000)          -
                                                       -------        ------

 Net cash used in financing activities                       0             0

NET DECREASE CASH AND CASH EQUIVALENTS                 (    40)      (   323)

CASH AND CASH EQUIVALENTS, beginning of period           1,860          1,960
                                                        ------         ------

CASH AND CASH EQUIVALENTS, end of period                $1,820         $1,637
                                                        ======         ======

             See notes to consolidated financial statements

                          CERTRON CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------

               For the Three and Nine Month Periods Ended July 31, 1995
                                      (Unaudited)



NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

     The results for such three-month and nine-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1994, the Company reported net sales of $7,951,000 and a net loss of $170,000.



NOTE B - CUSTOM ASSEMBLY CONTRACTS

     During the nine month period of fiscal 1995, sales in the contract assembly division dropped from $3,198,000 in the nine month period of fiscal 1994 to $5,000 due to the non renewal of the contracts of two contract assembly customers which accounted for most of the sales of this division.
The loss of these contract assembly customers has had a material adverse affect on the Company's three and nine month periods ended July 31, 1995 and is expected to continue to have a material adverse affect for the remainder of the fiscal 1995.



NOTE C - MARKETABLE EQUITY SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At July 31, 1995, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are value based on quoted market prices.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As demonstrated by the following chart, the Company's current ratio increased to 6.38 to 1 at July 31, 1995.

                                        07/31/95           10/31/94
                                      ----------         ----------

  Working capital                     $2,934,000         $3,412,000
  Current ratio                        6.38 to 1          6.00 to 1

     The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings and, therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings are required. At July 31, 1995, the Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. Thus, there has been a general decline in the Company's sales of magnetic media products and an attendant reduction in related inventories and accounts receivable. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future, and therefore, there may not presently be meaningful opportunities for the Company to substantially increase its sales and operating profit through its traditional outlets.

     In order to reverse the sales slide, the Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. Recently, the Company was successful in obtaining opening orders from two major users of magnetic media products for certain private label audio products. Although no assurances can be given, the Company expects to receive additional orders for these private label products in the months to come with an anticipated increase in magnetic media sales showing up in the second quarter of fiscal 1996.

     In addition, the Company is actively investigating acquiring other product lines or businesses. If any of these investigations result in an acquisition of assets or a business, the Company believes that, due to its existing financial condition, it can obtain any necessary cash financing for such acquisition from bank borrowing. There can be no assurance, however, that the Company can find such an acquisition.

                                     5
RESULTS OF OPERATIONS
---------------------


Third Quarter Fiscal 1995 compared to Third  Quarter Fiscal 1994
----------------------------------------------------------------


     During the third quarter of fiscal 1995, the Company had a net loss of $448,000, compared to net loss of $32,000 in the third quarter of fiscal 1994. The increase in operational net loss is primarily due to loss of investment in common stock of Stuarts Department Stores of $341,000, and a substantial reduction in sales which resulted in a decrease in gross margin of $271,000, partially offset by a reduction in overhead expense of $154,000, and an increase in interest income of $42,000.

     A reserve for loss on Stuarts common stock in the amount of $341,000, a Company that is in Chapter 11 of the Federal Bankruptcy Code, was taken and provided for in the balance sheet as unrealized holding loss as of April 30, 1995. During the third quarter, management concluded that the investment should be written off as any recovery is highly doubtful, and thus, the loss of $341,000 is reflected in the profit and loss statement for the period ending July 31, 1995.

     Net sales were $832,000 for the third quarter of 1995 as compared to sales of $2,248,000 in the third quarter of 1994. The decrease was $1,416,000 or 62.9%. Contract assembly sales were $1,181,000 for the third quarter of 1994 as compared to no sales in this segment for the third quarter of 1995 due to the loss of contract assembly customers' Gillette Company and Spectrol Company. Magnetic media sales decreased by $235,000 from $1,067,000 for quarter ended July 31, 1994 to $832,000 for quarter ended July 31, 1995.

     The assembly contract with Gillette expired October 31, 1994. The Spectrol contract expired August 31, 1994. Both Spectrol and Gillette did not renew their contracts. The loss of both customers without replacement assembly sales has had and will have a material adverse effect on this segment.

     Gross margins decreased by $271,000 (60.5%) for the quarter ended July 31, 1995, from $448,000 in the third quarter of fiscal 1994 to $177,000 in the third quarter of fiscal 1995. The primary reason is due to decreased sales.

     Selling, general and administrative expenses decreased by $154,000 (30.3%) during the third quarter of fiscal 1995 from $508,000 in the third quarter of fiscal 1994 compared to $354,000 in the third quarter of fiscal 1995. The decrease is due to reduced freight expense of $66,000 and commission and advertising expense of $41,000 both of which are a result of reduced sales volume, and a decrease of related expenses of $47,000.














     The Company has invested cash not needed in operations in publicly traded common stocks and debentures of other companies and may purchase additional common stocks and debentures in the future. Investments in common stocks and debentures are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1995 the Company held, excluding the common stock of Stuarts Department Stores, common stocks and debentures, having a cost of $49,000 and a market
value of approximately $37,000.   The excess of the cost over the market value
is reflected in Stockholders' Equity as unrealized holding loss which has not been recognized as a loss in the statement of operations. If the Company sells these or other securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the then reduction. Although the Company presently intends to hold all of these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.



Nine Months Fiscal 1995 compared to Nine Months Fiscal 1994
-----------------------------------------------------------


     During the nine month period of fiscal 1995, the Company had a net loss of $732,000, compared to net loss of $126,000 for the nine month period of fiscal 1994. The increase in operation net loss is primarily due to loss of investment in common stock of Stuarts Depratment Stores of $341,000, and a substantial reduction in sales which resulted in a decrease in gross margin of $712,000 partially offset by a reduction in overhead expense of $401,000, and an increase in interest income of $46,000.

     A reserve for loss on Stuarts common stock in the amount of $341,000, a Company that is in Chapter 11 of the Federal Bankruptcy Code, was taken and provided for in the balance sheet as unrealized holding loss as of April 30, 1995. During the third quarter, management concluded that the investment should be written off as any recovery is highly doubtful, and thus, the loss of $341,000 is reflected in the profit and loss statement for the period ending July 31, 1995.

     Net sales were $2,849,000 for the nine month period ended July 31, 1995 as compared to sales of $6,375,000 for the nine month period ended July 31, 1994. The decrease was $3,526,000 or 55.3%. Contract assembly sales were $3,198,000 for the nine month period ended July 31, 1994 as compared to $5,000 for the nine month period ended July 31, 1995 due to the loss of contract assembly customers' Gillette Company and Sepctrol Company. Magnetic media sales decreased by $333,000 from $3,177,000 for nine month period ended July 31, 1994 to $2,844,000 for nine month period ended July 31, 1995.

     The assembly contract with Gillette expired October 31, 1994. The Spectrol contract expired August 31, 1994. Both Spectrol and Gillette did not renew their contracts. The loss of both customers without replacement assembly sales has had and will have a material adverse effect on this segment.

     Gross margins decreased by $712,000 (52.3%) from $1,362,000 in the nine month period ended July 31, 1994 to $650,000 in the nine month period ended July 31, 1995. The primary reason is due to decreased sales.

     Selling, general, administrative expenses decreased by $401,000 (25.7%) during the first nine months of fiscal 1995 from $1,560,000 in the first nine months of fiscal 1994 compared to $1,159,000 in the first nine months of
fiscal 1995.   The decrease is due to reduced freight expense of $161,000 and commission and advertising expense of $86,000 both of which are a result of reduced sales volume, and a decrease in depreciation expenses of $37,000, general insurance of $24,000, director fees of $19,000 and related expenses of $74,000.














     The Company has invested cash not needed in operations in publicly traded common stocks and debentures of other companies and may purchase additional common stocks and debentures in the future. Investments in common stocks and debentures are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1995 the Company held, excluding the common stock of Stuarts Department Stores, common stocks and debentures, having a cost of $49,000 and a market
value of approximately $37,000.   The excess of the cost over the market value
is reflected in Stockholders' Equity as unrealized holding loss which has not been recognized as a loss in the statement of operations. If the Company sells these or other securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the then reduction. Although the Company presently intends to hold all of these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.



PART II.  OTHER INFORMATION.
          ------------------


      Item 6.  Exhibits and Reports of Form 8-K.
      -------

      (a)      Exhibits:

               27 - Financial Data Schedule



      (b)      Reports on Form 8-K.

               During the quarter ended July 31, 1995, no reports on Form 8-K were filed.






                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)      CERTRON CORPORATION


BY (SIGNATURE)    /s/ Jesse A. Lopez
(NAME AND TITLE)  Jesse A. Lopez, Controller (Principal Accounting Officer)
                  September 11, 1995




BY (SIGNATURE)   /s/  Marshall I. Kass
(NAME AND TITLE) Marshall I. Kass, Chairman of the Board and
                                   Chief Executive Officer
                 September 11, 1995












                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE

27               Financial Data Schedule