Form 10-K
period 1995-10-31
CERTRON CORP
filed 1996-01-26
CIK 19002

PART I


Item 1.  Business.
------------------

     Certron Corporation is referred to herein as the "Company" or "Certron" and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

     Certron's business consists primarily of the design, development and distribution of magnetic media products and the contract assembly and manufacturing of products for the proprietary to others.

     The following table sets forth, for the years ended October 31, 1995, 1994, and 1993, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 1995, 1994 and 1993 attributable to each of the Company's industry segments.

                                              Year ended October 31,
                                          ------------------------------
                                           1995        1994       1993
                                          ------------------------------
                                                 (In Thousands)

Net sales to unaffiliated customers:
    Magnetic Media products               $3,895      $4,182     $6,857
    Contract Assembly                     $    5      $3,769     $3,711

Operating profit:
    Magnetic Media products               $  365      $  377     $  945
    Contract Assembly                        -        $  404     $  416

Identifiable assets:
    Magnetic Media products               $1,639      $2,679     $2,664
    Contract Assembly                        -        $  340     $  419















Magnetic Media Products
-----------------------

    The Company's magnetic media products consist primarily of blank audio and video cassettes and floppy disks. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 1995, 1994 and 1993, net sales of the Company's magnetic media products were as follows:

                                                    Net Sales
                                          -----------------------------
          Product                          1995        1994       1993
-------------------------------------     ------      ------     ------

Audio magnetic tape products              $2,908      $3,037     $3,693
Other magnetic related items (floppy)         67         120        237
Video cassettes                              920       1,025      2,927
                                          ------      ------     ------
                                          $3,895      $4,182     $6,857
                                          ======      ======     ======

     Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS and 8mm video cassettes. The Company purchases substantially all of its requirements for audio and video cassettes from sources both in the Far East and Mexico. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico (where some slitting also occurs).

    Certron also distributes 5-1/4" and 3-1/2" floppy disks manufactured by others. These floppy disks are used for programming and storage applications for computers and word processors. The Company packages and labels the diskettes and, on a test basis, certifies the diskettes as to industry standards.

    Certron's magnetic media products are marketed and sold primarily in the United States to wholesale distributors, original equipment manufacturers, mail order companies and major retail outlets. Less than 5% of the Company's net sales during the last three fiscal years were to foreign customers. The Company's products are distributed under its own labels and under different customer labels. Standard sized and miniaturized cassettes for dictation purposes and cassettes for telephone answering devices are also sold to office supply outlets and distributors.

    For the fiscal year ended October 31, 1995, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 57% of the Company's total net sales of such magnetic media products. During fiscal 1995, the two largest single magnetic media customers accounted for $819,000 and $494,000 or 21% and 13% of total magnetic media sales, respectively. During fiscal 1994, the two largest single magnetic media customers accounted for $713,000 and $452,000 or 17% and 11% of total magnetic media sales, respectively. Loss of both of these customers would have a short-term adverse effect on the Company's magnetic media products segment. No other magnetic media customer accounted for more than 5% of the Company's net sales of magnetic media products.

    The Company believes that the amount of its backlog on any given date is not necessarily indicative of trends in its magnetic media business in as much as orders received for such products are generally completed in less than 60 days.

    Most of the Company's magnetic media products are available from multiple sources, although certain components utilized in the manufacture of the Company's magnetic media products are available from a few sources. The Company has no reason to anticipate that it will be unable to purchase components from those sources.
















Contract Assembly
-----------------
    The Company assembles products for others. Sales from contract assembly result from contracts negotiated directly with the customer. The products are designed by the customer and assembled by the Company in accordance with customer specifications. The customer supplies the raw materials. The Company's responsibility and sales are limited to the assembly service. All of the assembly occurs in the Company's facilities in Mexicali, B.C., Mexico. The Company did not have any meaningful sales in the contract assembly segment of its business in fiscal 1995.

    During the fiscal years ending October 31, 1995, 1994 and 1993, 0%, 72% and 73% respectively of the Company's Mexicali sales in this segment were to Papermate, a division of Gillette. Sales to Spectrol Electronics Corporation accounted for the majority of the remaining balance of sales in this segment in 1994. The contract with Gillette expired October 31, 1994. The contract with Spectrol expired August 31, 1994. Spectrol and Gillette did not renew their contracts. The Company is actively seeking other firms to replace the Spectrol and Gillette business.
                                     2








































Competition
-----------

    In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products, floppy disk and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, floppy disks or video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of floppy disks and video cassettes, which has made it difficult for the Company to maintain prices.
See item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Liquidity and Capital Resources. Although the possibility of technical obsolescence of present magnetic media products sold by the Company exists, the Company is not aware of any development, either in hardware or media, which presently threaten to supersede the general use now being made of these types of magnetic media products.


Employees
---------

At January 1, 1996, Certron employed 55 people in its various operations, consisting of 45 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 6 people at its facility in Los Angeles, California.






















Item 2.  Properties.
--------------------


The principal office, assembling and warehousing facilities of the Company are as follows:

                     Approx. Area     Lease        Approx.
Location               Sq. ft.       Expires     annual rent   Principal use
------------------------------------------------------------------------------
422 N. Smith Avenue     15,970      8-31-98(1)    $ 72,000     Warehouse and
Corona, CA                                                     packaging

1600 South Broadway      3,196      8-31-98(1)    $ 15,000     Warehouse and
Los Angeles, CA                                                storage area

1545 Sawtelle Blvd.      2,176      2-28-96(1)    $ 52,000     Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial       15,000      2-28-97       $51,000     Contract
Mexicali, B.C., Mexico                                        assembly

----------------------------------------------

(1) 422 N. Smith Avenue, 1600 South Broadway and 1545 Sawtelle Blvd. are leased from Louart Corporation, a principal stockholder of Certron Corporation.

The Company believes that its facilities are satisfactorily maintained in satisfactory operating condition and are adequate for its needs.


Item 3.  Legal Proceedings.
---------------------------

    There are some pending legal proceedings to which the Company is a party, none of which the Company believes are material.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters.
--------
    Certron's Common Stock is traded in the Over-the-Counter market. The following table shows the high and low bid quotations for such stock in the Over-the-Counter market for each fiscal quarter during the two fiscal years ended October 31, 1995. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    Fiscal period             High         Low
    ---------------          -----       -----
    1994
    ----
    First quarter                1         7/8
    Second quarter           15/16         3/4
    Third quarter            15/16       11/16
    Fourth quarter             3/4         5/8

    1995
    ----
    First quarter            1-1/8         3/4
    Second quarter           1-1/8       13/16
    Third quarter           1-1/16         1/2
    Fourth quarter               1         5/8

    As of January 15, 1996, the approximate number of holders of record of the Company's Common Stock was 1,540. The Company has never paid a cash dividend on its Common Stock.

























Item 6.  Selected Financial Data.
---------------------------------

                     1995       1994   1993       1992         1991

Net Sales         $3,900,000  $7,951,000 $10,568,000 $16,778,000 $17,689,000
Net (loss)
  income before
  extraordinary
  credit         ($  774,000)($ 170,000)($    47,000)$    53,000($   258,000)
Net (loss) income($  774,000)($ 170,000)($    47,000)$    87,000($   258,000)
Net (loss) income
  before extra-
  ordinary credit
  per share        ($.25)      ($.05)       ($.02)       $.02       ($.08)
Net (loss) income
  per common
  share            ($.25)      ($.05)       ($.02)       $.03       ($.08)
Total asse        $3,965,000 $4,710,000  $ 5,054,000 $ 5,197,000 $ 6,504,000
Long-term debt         -          -            -           -           -
Working capital   $2,844,000 $3,412,000  $ 3,772,000 $ 4,080,000 $ 3,884,000
Stockholders'
   equity         $3,368,000 $4,027,000  $ 4,284,000 $ 4,331,000 $ 4,244,000

 No cash dividends have been paid during the five-year period ended October 31, 1995.



Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

Liquidity and Capital Resources
-------------------------------

    As demonstrated by the following chart, the Company's working capital decreased at October 31, 1995 as compared to that at October 31, 1994. Accounts receivable decreased by $486,000 inventories decreased by $73,000, cash decreased by $68,000 and other assets decreased by $27,000. Accounts payable and accrued expenses decreased by $86,000.

                                                October 31
                                   -----------------------------------
                                       1995        1994        1993
                                   ----------  ----------   ----------

    Working Capital                $2,844,000  $3,412,000   $3,772,000
    Current Ratio                   5.76 to 1   6.00 to 1    5.90 to 1
    Cash Flows from Operations     $  124,000  $  185,000   $1,850,000

    The Company's liquidity has been supplied by internally generated funds and short-term borrowing. The following schedule sets forth the borrowing availability under the Company's short-term line of credit at the end of the last three fiscal years.

                                                October 31
                                   -----------------------------------
                                      1995         1994        1993
                                   ----------  ----------   ----------

    Available loan                 $           $1,000,000   $1,350,000
    Outstanding loan                    0           0            0
                                   ----------  ----------   ----------
    Borrowing availability         $           $1,000,000   $1,350,000
                                   ==========  ==========   ==========

    The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings, and therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings are required. At October 31, 1995, the Company had no material commitments for capital expenditures.









    The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. Thus, there has been a general decline in the Company's sales of magnetic media sales and proportional reduction in related accounts receivable. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. As described below, the Company is attempting to become a private label manufacturer of magnetic media products for several large national and international companies.





    The Company is  actively investigating acquiring other product lines or
businesses.   If any of these investigations result in an acquisition of assets or a business, the Company believes that, due to its existing financial condition, it can obtain any necessary cash financing for such acquisition from bank borrowings. There can be no assurance, however, that the Company can find such an acquisition.


Results of Operations
---------------------

    Fiscal 1995 Compared to Fiscal 1994
    -----------------------------------

    During fiscal 1995, the Company had a net loss of $774,000 on sales of $3,900,000 as compared to a net loss of $170,000 for fiscal 1994 on sales of $7,951,000. Gross profit decreased by $774,000 between fiscal 1995 and fiscal 1994. Selling, general and administrative expenses decreased by $384,000, interest expense increased by $1,000 and interest income increased by $81,000.

    Sales of magnetic media products were $3,895,000 in fiscal 1995 as compared to $4,182,000 in fiscal 1994. The decrease of 7% was the result of lower prices on product, general business conditions and the Company's decision not to sell magnetic media products not resulting in certain minimum margin return. See "Liquidity and Capital Resources".

    In order to reverse the sales slide, the Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. Recently, the Company was successful in obtaining initial orders from two major users of magnetic media products for private label audio products. Although no assurances can be given, the Company expects to receive additional orders for these private label products in the months to come with an anticipated increase in magnetic media sales beginning in the second quarter or third quarter of fiscal 1996.

    Sales of contract assembly and manufacturing services decreased by $3,764,000 (99.8%) during fiscal 1995 as compared to fiscal 1994. Fiscal 1995 sales were $5,000 and fiscal 1994 sales were $3,769,000. During the fiscal year ended October 31, 1994, substantially all of the sales in this segment were to two customers whose contracts expired in the latter portion of the year and were not renewed. The Company is actively seeking new customers to replace this lost business.

    An investment in Stuart's Department Store, a discount department store operation located in New England, was written off during the third quarter of fiscal year 1995 resulting in a charge to operations in the amount of $341,000. Stuart's filed for bankruptcy under the Federal Bankruptcy Code in April of 1995 and management has concluded that the chances of recovery from the Stuart's bankruptcy are highly doubtful.












    Total gross margin as a percentage of net sales was 23.4% in fiscal 1995 and 21.2% in fiscal 1994. This change was due to decreased personnel and warehouse expense. Margins decreased by $774,000 (45.9%) in fiscal 1995. Margins in fiscal 1995 were $913,000 and in fiscal 1994 were $1,687,000.

    Selling, general and administrative expense deceased by $384,000 during fiscal 1995 from $1,838,000 in 1994 to $1,454,000 in 1995. The decrease was due to a reduction in commissions by $82,000, freight by $167,000, office supplies by $37,000, advertising by $19,000 and other expenses by $79,000.







    Interest income increased by $81,000 in fiscal 1995 due to the increase in cash and cash equivalents. Interest income in fiscal 1994 was $97,000.

    During fiscal 1995, the Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1995, the Company held common stocks which had a cost of approximately $87,000 and market value of approximately $115,000. In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet to market value and this increase of approximately $28,000 is reflected in stockholder's equity as an unrealized holding gain (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a gain in its statement of operations equal to the amount of the increase. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Fiscal 1994 Compared to Fiscal 1993
-----------------------------------

    During fiscal 1994, the Company had a net loss of $170,000 on sales of $7,951,000 as compared to a net loss of $47,000 for fiscal 1993 on sales of $10,568,000. Gross profit was down by $907,000 between fiscal 1994 and fiscal 1993. Selling, general and administrative expenses decreased by $740,000, interest expense increased by $13,000 and interest income increased by $59,000.

    Sales of magnetic media products were $4,182,000 in fiscal 1994 as compared to $6,857,000 in fiscal 1993. The decrease of 39% was the result of lower prices on product, general business conditions and the Company's decision not to sell magnetic media products not resulting in certain minimum margin returns. See "Liquidity and Capital Resources".

    Sales of contract assembly services increased by $58,000 (1.6%) during fiscal 1994 as compared to fiscal 1993. Fiscal 1994 sales were $3,769,000 and fiscal 1993 sales were $3,711,000.

    Total gross margin as a percentage of net sales decreased to 21.2% in fiscal 1994 from 24.5% in fiscal 1993. This was due in part to the change in the method of charging for freight for magnetic media products. Margins decreased by $907,000 (35%) in fiscal 1994. Margins in fiscal 1994 were $1,687,000 and in fiscal 1993 were $2,594,000.














    Gross margin in the contract assembly segment increased $18,000 from $502,000 (13.5% of contract sales) in fiscal 1993 to $520,000 (13.8%) in fiscal 1994. Gross margin in the magnetic media segment decreased by $925,000 from $2,092,000 in 1993 to $1,167,000 in 1994.

    Selling, general and administrative expense decreased by $740,000 during fiscal 1994 from $2,578,000 in 1993 to $1,838,000 in fiscal 1994. The decrease was due to a reduction in commissions by $50,000, freight by $152,000, personnel expense by $75,000, general insurance by $11,000, advertising by $153,000 and other expenses by $299,000.

    Interest expense increased to $13,000 in fiscal 1994 due to the payments of borrowings under the cash surrender value of life insurance. In fiscal 1993, interest expense was $0.







    Interest income increased by $59,000 in fiscal 1994 due to the increase in cash equivalent items. Interest income in fiscal 1993 was $38,000.

    During the fiscal years ending October 31, 1994, 1993 and 1992, 72%, 73% and 65% respectively of the Company's Mexicali sales in the contract assembly segment were to The Gillette Company, Stationery Products Group. Sales to Spectrol Electronics Corporation accounted for the majority of the remaining balance of sales in this segment in fiscal 1994. The contract with Gillette expired October 31, 1994. The contract with Spectrol expired August 31, 1994. Spectrol and Gillette did not renew their contracts. The loss of both of these customers had a material adverse effect on the results of this segment and of the Company for fiscal 1995. The company is actively seeking other customers to replace the Spectrol and Gillette business.

    During fiscal 1994, the Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1994 the Company held common stocks having a cost of approximately $293,000 and market value of approximately $206,000. In accordance with Generally Accepted Accounting Principles, the Company has reduced the value of its investments in marketable securities on its Balance Sheet to market value and this reduction of approximately $87,000 is reflected in stockholder's equity as an unrealized holding loss (see Note 1 to Consolidated Financial Statements).





















Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------



        [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]



            Report of Independent Certified Public Accountants
            --------------------------------------------------


Board of Directors
Certron Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Certron Corporation and Subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation and Subsidiary as of October 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years ended October 31, 1995 and 1994, in conformity with generally accepted accounting principles.

We have also audited Schedule VIII of Certron Corporation and Subsidiary for the years ended October 31, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Singer, Lewak, Greenbaum & Goldstein
Singer, Lewak, Greenbaum & Goldstein, L.L.P.
Los Angeles, California
December 8, 1995




                  [Letterhead of Deloitte & Touche LLP]



INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
    Certron Corporation
Los Angeles, California:



We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Certron Corporation and subsidiary (the "Company") for the year ended October 31, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended October 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
January 24, 1994











                    CERTRON CORPORATION AND SUBSIDIARY
                    ----------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                                                      October 31,
                                                 ----------------------
 ASSETS                                             1995        1994
-------------------------------------            ----------  ----------

CURRENT ASSETS:
 Cash and cash equivalents                       $1,792,000  $1,860,000
 Trade accounts receivable, less allowance
 for doubtful accounts of $40,000 in 1995
 and $71,000 in 1994 (Note 8)                       381,000     867,000
 Inventories:
    Finished products                               822,000     933,000
    Work in process                                   9,000       9,000
    Raw materials                                   299,000     261,000
                                                 ----------  ----------
        Total inventories                         1,130,000   1,203,000
 Other current assets                               138,000     165,000
                                                 ----------  ----------
        Total current assets                      3,441,000   4,095,000
                                                 ----------  ----------

NOTE RECEIVABLE (Note 2)                            250,000     250,000
                                                 ----------  ----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
 Machinery and equipment                            243,000     221,000
 Dies and molds                                     203,000     168,000
 Furnitures, fixtures and leasehold improvements    218,000     218,000
                                                 ----------  ----------
                                                    664,000     607,000
    Less accumulated depreciation
        and amortization                        (   537,000)(   482,000)
                                                 ----------  ----------

        Net Equipment and Leasehold Improvements    127,000     125,000
                                                 ----------  ----------

MARKETABLE SECURITIES (Note 3)                      115,000     206,000
OTHER ASSETS                                         32,000      34,000
                                                 ----------  ----------
                                                 $3,965,000  $4,710,000
                                                 ==========  ==========













 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                            $   16,000
 Accrued advertising                             $  236,000     176,000
 Accrued professional fees                           66,000      83,000
 Accrued payroll and related items                  173,000     211,000
 Other accrued expenses                             122,000     197,000
                                                 ----------  ----------
    Total current liabilities                       597,000     683,000
                                                 ----------  ----------
COMMITMENTS (Notes 7)

STOCKHOLDERS' EQUITY (Note 5):
 Common stock, no par value; stated value
 $1 per share; authorized 10,000,000 shares;
 issued and outstanding, 3,128,000 shares
 (1995 and 1994)                                  3,128,000   3,128,000
 Additional paid-in capital                       1,824,000   1,824,000
 Net unrealized gain (loss) on marketable
 equity securities (Note 3)                          28,000 (    87,000)
 Accumulated deficit                            ( 1,612,000)(   838,000)
                                                 ----------  ----------
      Total Stockholders' Equity                  3,368,000   4,027,000
                                                 ----------  ----------
                                                 $3,965,000  $4,710,000
                                                 ==========  ==========

               See notes to consolidated financial statements.

                      CERTRON CORPORATION AND SUBSIDIARY
                      ----------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                            Year Ended October 31,
                                    ----------------------------------------
                                       1995           1994          1993
                                    ----------     ----------    -----------


NET SALES (Note 8)                  $3,900,000     $7,951,000    $10,568,000

COSTS AND EXPENSES:
   Cost of products sold             2,987,000      6,264,000      7,974,000
   Selling, general and
   administrative (Note 9)           1,454,000      1,838,000      2,578,000
   Depreciation and amortization        55,000        102,000        100,000
   Interest                             14,000         13,000
                                    ----------     ----------    -----------

                                     4,510,000      8,217,000     10,652,000

LOSS FROM OPERATIONS               (   610,000)   (   266,000)  (     84,000)

OTHER INCOME (EXPENSE)
   Realized loss on marketable
   securities                      (   341,000)          -              -
   Interest Income                     178,000         97,000         38,000
                                    ----------     ----------    -----------

LOSS BEFORE PROVISION FOR TAXES    (   773,000)   (   169,000)  (     46,000)

PROVISIONS FOR TAXES (Note 6)            1,000          1,000          1,000
                                    ----------     ----------    -----------

NET LOSS                           ($  774,000)   ($  170,000)  ($    47,000)
                                    ==========     ==========    ===========

Net Loss Per Share                    ($.25)         ($.05)         ($.02)
                                       ====           ====           ====

Weighted average common shares
   outstanding                       3,128,000      3,128,000      3,128,000
                                     =========      =========      =========

              See notes to consolidated financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------



                                                            Net
                                                         Unrealized
                                                        (Loss) Gain
                                                           on
                                             Additional  Marketable
                           Common Stock       paid-in    Equity
                          ---------------                Secu-    Accumulated
                         Shares    Amount     capital    rities     deficit
                        --------- ----------  ---------- -------- -----------

BALANCE,
  October 31, 1992      3,128,000 $3,128,000  $1,824,000          ($  621,000)
  Net Loss                                                        (    47,000)
                        --------- ----------  ---------- --------  ----------

BALANCE,
  October 31, 1993      3,128,000  3,128,000   1,824,000          (   668,000)

  Unrealized Loss on
  Marketable Securities                                 ($ 87,000)

  Net Loss                                                        (   170,000)
                        ---------  ---------  ---------- --------  -----------

BALANCE,
  October 31, 1994      3,128,000  3,128,000  1,824,000 ($ 87,000)(   838,000)

  Unrealized Gain on
   Marketable Equity
   Securities                                             115,000

 Net Loss                                                         (   774,000)
                        ---------  --------- ----------- --------  ----------

BALANCE,
  October 31, 1995      3,128,000 $3,128,000 $1,824,000  $ 28,000 ($1,612,000)
                        ========= ========== ==========  ========  ==========



              See notes to consolidated financial statements.


                    CERTRON CORPORATION AND SUBSIDIARY
                    ----------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                Year Ended October 31,
                                         ------------------------------------
                                             1995         1994         1993
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                ($  774,000) ($  170,000) ($   47,000)

Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
 Depreciation and amortization               55,000      102,000      100,000
 Realized loss on marketable securities     341,000         -            -
 Gain on insurance settlement                  -            -     (     2,000)
 Changes in operating assets and
 liabilities:
   Decrease in trade accounts receivable    486,000      250,000    1,506,000
   Decrease in inventories                   73,000      134,000      405,000
   Decrease (increase) in other assets       29,000  (    44,000) (    16,000)
   Decrease in accounts payable         (    16,000) (    20,000) (   192,000)
   (Decrease) increase in accrued
       expenses                         (    70,000) (    67,000)      96,000
                                         ----------   ----------   ----------

Total adjustments                           898,000      355,000    1,897,000
                                         ----------   ----------   ----------
 Net cash provided by
   operating activities                     124,000      185,000    1,850,000
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
   leasehold improvements               (    57,000) (    11,000) (   137,000)
 Proceeds from sale of marketable
   securities & equipment                    91,000       10,000       18,000
 Purchase of marketable securities      (   226,000) (   284,000)        -
 Proceeds from insurance settlement            -            -          18,000
 Investment in note receivable                 -            -     (   250,000)
                                         ----------   ----------   ----------
 Net cash used in investing activities  (   192,000) (   285,000) (   351,000)
                                         ----------   ----------   ----------















CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit               460,000         -         206,000
 Payments of line of credit             (   460,000)        -     (   206,000)
                                         ----------   ----------   ----------
 Net cash used in financing activities         -            -            -
                                         ----------   ----------   ----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                   (    68,000) (   100,000)   1,499,000

CASH AND CASH EQUIVALENTS,
 beginning of year                        1,860,000    1,960,000      461,000
                                         ----------   ----------   ----------
CASH AND CASH EQUIVALENTS,
 end of year                             $1,792,000   $1,860,000   $1,960,000
                                         ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

 Cash paid during the year for:
 Interest                                $   14,000   $   13,000
 Income taxes                            $    1,000   $    1,000  $     1,000

              See notes to consolidated financial statements.




                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                   -------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

 Principles of Consolidation
 ---------------------------

 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Certron Audio, S.A. All material intercompany profits, transactions and balances have been eliminated.

 Translation of Foreign Currencies
 ---------------------------------

 All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rates for the year. Since foreign activities are considered to be an extension of the US operations, the gain or loss resulting from remeasuring these transactions into US dollars are included in income.

 Cash and Cash Equivalents
 -------------------------

 For purposes of these statements, the Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents.

 Inventories
 -----------

 Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Equipment and Leasehold Improvements
 ------------------------------------

 Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the applicable lease terms.














 Marketable Equity Securities
 ----------------------------

 The company has elected to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), for the year ended October 31, 1994. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115 in 1994.

 Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 1995, the Company had no investments that qualified as trading or held to maturity.

 Marketable equity securities are valued based on quoted market prices.



 Taxes on Income
 ---------------

 The Company files tax returns excluding its subsidiary for federal tax purposes and combined returns with its subsidiary for state purposes.

 For the year ended October 31, 1994, the Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes", (FASB 109). The Company previously used the deferred method. The accumulated effect of the change in accounting principle on the Company's October 31, 1994 financial statement was insignificant and, accordingly, has been given no accounting recognition in the statement of operations.

 FASB 109 requires an asset and liability approach that recognizes current and deferred taxes payable or refundable as a result of all events that have been recognized in the financial statements or income tax returns as measured by the provisions of enacted tax laws.

 Loss Per Common Share
 ---------------------

 Loss per common share is based on the weighted average number of common shares outstanding during the year and the effect of common stock equivalents, if dilutive.

Note 2 - Note Receivable
------------------------

 The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note is due in November 1996 and bears interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note had filed a Chapter 11 Bankruptcy Proceeding. Pending disposition of the bankruptcy proceeding, maker has agreed to pay interest on the note. The Company believes that the collateral is sufficient to cover all amounts due.

Note 3 - Marketable Securities
------------------------------

 The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1994 and 1995. The investments in equity securities at October 31, 1994 had an original cost of $293,000 and a fair value of $206,000, resulting in an unrealized holding loss of $87,000. The investments in equity securities at October 31, 1995 have an original cost of $87,000 and a fair value of $115,000, resulting in an unrealized holding gain of $28,000.

Note 4 - Note Payable
---------------------

 The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings, and therefore, concluded not to incur the cost of extending and maintaining the bank line of credit until such time as bank borrowings are required.

                                    17
Note 5 - Stockholders' Equity
-----------------------------

 Under the Company's 1983 Stock Option Plan, 450,000 shares of common stock were reserved for issuance to officers, directors and key employees. The 1983 plan expired by its terms in January 1993. The expiration of the 1983 plan has no effect on outstanding options granted thereunder prior to the expiration of the 1983 plan.

 The Company's Executive Stock Option Plan (the "Executive Plan") was approved by shareholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 2005. The increase in the number of shares and the extension of the expiration date of the plan were approved by shareholders in March 1995. Options under the plan have been reserved for issuance to officers, directors and key employees.

 Options under both Plans may be exercised in various installments, may not be exercised beyond ten years and the option price may not be less than the fair market value of the common stock on the date the option is granted.

                                         Options
                             Shares    granted and                  Options
  1983 Stock Option Plan    reserved   outstanding  Price Range   Exercisable
--------------------------  --------   -----------  ------------- -----------

 Balance, November 1, 1992   241,000      137,000   $.937 - $1.66

 Cancelled                    19,500     ( 19,500)  $1.10 - $1.66
 Granted                    ( 35,500)      35,500   $1.50 - $1.65
 Reserve Shares expired      225,500         -
                             -------      -------
 Balance, October 31, 1993      -         153,000   $.937 - $1.66

 Cancelled                      -        ( 20,000)  $.937 - $1.50
                             -------      -------
 Balance, October 31, 1994      -         133,000   $.937 - $1.66

 Cancelled                      -        (  9,000)  $.968 - $1.50
                             -------      -------
 Balance, October 31, 1995      -         124,000   $.968 - $1.50    124,000
                             =======      =======                    =======














                                         Options
 Executive Stock             Shares     granted and                 Options
   Option Plan              reserved    outstanding Price Range   Exercisable
--------------------------  --------    ----------- ------------- -----------

 Balance, November 1, 1992   80,000        70,000   $1.625 - $1.719

 Granted                   ( 70,000)       70,000   $1.060 - $1.375
                            -------       -------
 Balance, October 31, 1993   10,000       140,000   $1.060 - $1.719

 Cancelled                   60,000      ( 60,000)  $1.625
                            -------       -------
 Balance, October 31, 1994   70,000        80,000   $1.060 - $1.719

 Increase in Shares Reserved
  for Issuance              150,000
 Granted                   ( 10,000)       10,000   $0.810
 Cancelled                   20,000      ( 20,000)  $1.060 - $1.719
                            -------       -------
 Balance, October 31, 1995  230,000        70,000   $0.810 - $1.375   70,000
                            =======       =======                     ======
















Note 6 - Taxes on Income
------------------------

 The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

 A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                    Year Ended October 31,
                                 ----------------------------
                                 1995       1994        1993
                                 -----      -----       -----
   Statutory rate               (34.0%)    (35.0%)     (35.0%)
   State taxes, net of federal
      benefit                      .1         .6         1.4
   Unrecognized benefit of
      net operating losses       33.9       34.4        33.6
                                 -----      -----       -----

   Effective tax rate              - %     (  - %)     (  - %)
                                 =====      =====       =====

 For federal income tax return purposes, net operating losses of approximately $2,548,000 are available through October 31, 2005. For state income tax purposes, net operating losses of approximately $1,350,000. The company also has federal general business credit carry forwards totalling approximately $105,000 that expire in fiscal year 2000.

 Significant components of the Company's deferred tax liabilities for income taxes consist of the following:

                                         October 31,       October 31,
                                           1995               1994
                                         -----------       -----------

   Net operating loss carry forwards     $  947,000        $   819,000
   Vacation and severance accruals           72,000             84,000
   Allowance for bad debts                   16,000             28,000
   Inventory                                124,000             70,000
   Loss on marketable securities            136,000               -
   General business credit                   42,000            108,000
                                         -----------        ----------
      Total deferred tax assets           1,337,000          1,109,001
   Valuation allowance for deferred
      tax assets                        ( 1,337,000)       ( 1,109,001)
                                         -----------        ----------
                                         $     -            $     -
                                         ===========        ==========

 The deferred tax assets have been offset in entirety by a valuation allowance due to the uncertainty of their realization.



Note 7 - Commitments
--------------------

  Operating Leases -

  The Company leases office, production and warehouse facilities under long-term operating leases. The Company leases its office and warehouse space from Louart Corporation ("Louart"), a stockholder of the Company. Aggregate minimum net lease payments under non-cancelable operating leases having initial or remaining terms of more than one year are as follows:

       Year nding
       October 31,
       -----------
           1996         106,000
           1997          88,000
           1998          73,000
                       --------
                       $267,000
































  Total rental expense charged to operations amounted to $183,000, $443,000 and $458,000 for the years ended October 31, 1995, 1994 and 1993 respectively. Rent paid to Louart for the years ended October 31, 1995, 1994 and 1993 totalled $130,000, $138,000 and $67,000 respectively.

  Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

  Employment Contract -

  On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal year ended October 31, 1995, the Chairman and CEO voluntarily reduced his compensation to $160,000 for that year.


Note 8 - Industry Segment Information
-------------------------------------

  The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

  Sales to two single customers in the magnetic media products field accounted for $819,000 (21% of total magnetic media sales) and $494,000 (12.6%) in 1995; $713,000 (17%) and $452,,000 (11%) in 1994; $1,083,000 (16%) and
  $876,000 (13%) in 1993. Receivables from these customers totalled $119,000 and $35,000, respectively at October 31, 1995.

  Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.














  Financial information for 1995, 1994 and 1993 by industry segment, is summarized as follows:

                                          1995         1994          1993
                                       ----------   ----------   -----------

  Net sales to unaffiliated customers:
   Magnetic media products             $3,895,000   $4,182,000   $ 6,857,000
   Contract assembly                        5,000    3,769,000     3,711,000
                                       ----------   ----------   -----------
   Consolidated                        $3,900,000   $7,951,000   $10,568,000
                                       ==========   ==========   ===========
  Operating profit:
   Magnetic media products             $  365,000   $  377,000   $   945,000
   Contract assembly                         -         404,000       416,000
                                       ----------   ----------   -----------
                                          365,000      781,000     1,361,000

  General corporate expenses          (   961,000) ( 1,034,000) (  1,445,000)
  Realized loss on marketable
    securities                        (   341,000)        -             -
  Interest expense                    (    14,000) (    13,000)         -
  Other income-interest                   178,000       97,000        38,000
                                       ----------   ----------   -----------
  (Loss) income before taxes on
   income(benefit) and
   extraordinary credit               ($  773,000) ($  169,000) ($    46,000)
                                       ==========   ==========   ===========

  Identifiable assets:
   Magnetic media products             $1,638,000   $2,387,000   $ 2,664,000
   Contract assembly                         -         340,000       419,000
                                       ----------   ----------   -----------
      Total identifiable assets         1,638,000    2,727,000     3,083,000

   General corporate assets             2,327,000    1,983,000     1,971,000
                                       ----------   ----------   -----------
      Total assets                     $3,965,000   $4,710,000   $ 5,054,000
                                       ==========   ==========   ===========

  Depreciation and amortization:
   Magnetic media products             $   55,000   $  102,000   $   100,000
   Contract assembly                         -            -             -
                                       ----------   ----------   -----------
      Total depreciation and
      amortization                     $   55,000   $  102,000   $   100,000
                                       ==========   ==========   ===========

  Capital expenditures:
   Magnetic media products             $   57,000   $   11,000   $   137,000
   Contract assembly                         -            -             -
                                       ----------   ----------   -----------
      Total capital expenditures       $   57,000   $   11,000   $   137,000
                                       ==========   ==========   ===========

  Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $359,000
  (1995) $3,225,000 (1994), and $2,863,000 (1993)  The net book value of tangible identifiable assets of the subsidiary amounted to $34,000 at October 31, 1995.


Note 9 - Related Party Transactions
-----------------------------------

  The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, and an automobile. These fees are included in selling, general and administrative expenses.

  The payments made to Louart for these items are as follows:

       1995     $259,000
       1994     $231,000
       1993     $266,000

Note 10 - Cash
--------------
  The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1995, uninsured portions of balances held at those bank aggregated to $1,640,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------


  There have been no reported disagreements on any matter of accounting principles or practices or financial statement disclosure of a kind described in Item 304 of Regulation S-K.







                                 PART III



  The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 1995, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 8, not later than the end of the 120-day period.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------


(a) 1.FINANCIAL STATEMENTS

    The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


    Independent Auditors' Report - Singer, Lewak,
      Greenbaum & Goldstein                                             10
    Independent Auditors' Report - Deloitte & Touche                    11
    Consolidated balance sheets - October 31, 1995 and 1994             12
    Consolidated statements of operations - years ended
      October 31, 1995, 1994 and 1993                                   13
    Consolidated statements of stockholders' equity - years
      ended October 31, 1995, 1994 and 1993                             14
    Consolidated statements of cash flows - years ended
      October 31, 1995, 1994 and 1993                                   15
    Notes to consolidated financial statements                          16


 2. FINANCIAL STATEMENT SCHEDULES

    Schedule VIII - Valuation and qualifying accounts                   26


    All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.  EXHIBITS


    3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report of from 10-K for the year ended October 31, 1981 and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17, 1988).

    3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

    *10.1   Registrant's 1983 Stock Option Plan (incorporated by reference to
Exhibit "A" to REGISTRANT's Proxy Statement dated February 14, 1983).

    *10.2   First Amendment to Registrant's 1983 Stock Option Plan
(incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on form 10-K for the year ended October 31, 1986).

    *10.3   Second Amendment to Registrant's 1983 Stock Option Plan
(incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on form 10-K for the year ended October 31, 1986).

    *10.4   Registrant's 1989 Stock Option  Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

    *10.5   Amendment to Registrant's 1989 Stock Option Plan.

    10.6 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).

    *10.7   Employment Agreement effective as of November 1, 1993 between
Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31,
1994).

    21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31,
1981).

    23.1    Singers, Lewak, Greenbaum and Goldstein consent.

    23.2    Deloitte and Touche consent.

    27      Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1995, no reports on form 8-K were filed by Registrant.


                   CERTRON CORPORATION AND SUBSIDIARY
                   ----------------------------------
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             -------------------------------------------------



                            Balance at   Additions   Balance at    Balance at
                            beginning    charged to  accounts      end of
Classifications             of period     expense    written off   period
---------------             ---------    ----------  -----------   ----------


YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful
  accounts                    $71,000      (31,000)        0       $40,000
                              =======       ======      =======    =======



YEAR ENDED OCTOBER 31, 1994
  Allowance for doubtful
  accounts                    $65,000        6,000         0       $71,000
                              =======       ======      =======    =======


YEAR ENDED OCTOBER 31, 1993
  Allowance for doubtful
  accounts                    $65,000         0            0       $65,000
                              =======       ======      =======    =======



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)   CERTRON CORPORATION


BY (SIGNATURE)     /s/ Marshall I. Kass
(NAME AND TITLE)   Marshall I. Kass
                   Chairman of the Board and
                   Chief Executive and
                   Operating Officer
                   January 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)      /s/ Marshall I. Kass
(NAME AND TITLE)    Marshall I. Kass
                    Chairman of the Board and
                    Chief Executive Officer and Director
                    (Principal Executive Officer and
                    Principal Financial Officer)
                    January 26, 1996


BY (SIGNATURE)      /s/ Jesse A. Lopez
(NAME AND TITLE)    Jesse A. Lopez
                    Corporate Controller
                    (Principal Accounting Officer)
                    January 26, 1996


BY (SIGNATURE)      /s/ Michael S. Kass
(NAME AND TITLE)    Michael S. Kass
                    Vice President and
                    Director
                    January 26, 1996


BY (SIGNATURE)      /s/ Jonathan F. Kass
(NAME AND TITLE)    Executive Vice President and
                    Director
                    January 26, 1996


BY (SIGNATURE)      /s/ Susan E. Kass
(NAME AND TITLE)    Secretary-Treasurer and
                    Director
                    January 26, 1996

                              EXHIBIT  INDEX


    Exhibit No.                 Description                   Page
    -----------                 -----------                   ----

    3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report of from 10-K for the year ended October 31, 1981 and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17, 1988).

    3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

    *10.1 Registrant's 1983 Stock Option Plan (incorporated by reference to Exhibit "A" to REGISTRANT's Proxy Statement dated February 14, 1983).

    *10.2  First Amendment to Registrant's 1983 Stock Option
Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on form 10-K for the year ended October 31, 1986).

    *10.3 Second Amendment to Registrant's 1983 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on form 10-K for the year ended October 31, 1986).

    *10.4 Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

    *10.5  Amendment to Registrant's 1989 Stock Option Plan.

    10.6 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).

    *10.7 Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31,
1994).

    21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31,
1981).

    23.1  Singers, Lewak, Greenbaum and Goldstein consent.

    23.2  Deloitte and Touche consent.

    27    Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1995, no reports on form 8-K were filed by Registrant.