Form 10-Q
period 1996-01-31
CERTRON CORP
filed 1996-03-12
CIK 19002

PART I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                             ($ in Thousands)
                                                 January 31,    October 31,
                                                    1996           1995
                                                 -----------    -----------
                  ASSETS                         (Unaudited)
--------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                         $1,250         $1,792
  Trade accounts receivable, net                       446            381
  Inventories:
      Finished goods                                 1,339            822
      Raw materials                                    334            299
      Work in process                                   10              9
                                                    ------         ------
          Total inventories                          1,683          1,130
  Other current assets                                  88            138
                                                    ------         ------
      Total current assets                           3,467          3,441
                                                    ------         ------

NOTE RECEIVABLE                                        250            250
                                                    ------         ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                              250            243
  Dies and molds                                       214            203
  Furnitures, fixtures and
      leasehold improvements                           218            218
                                                    ------         ------
                                                       682            664
          Less accumulated depreciation
              and amortization                     (   549)       (   537)
                                                    ------         ------
          Net equipment and leasehold
              improvements                             133            127
                                                    ------         ------

MARKETABLE SECURITIES                                   44            115

OTHER ASSETS                                            32             32
                                                    ------         ------
      TOTAL ASSETS                                  $3,926         $3,965
                                                    ======         ======








LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                            $    0        $     0
  Accrued advertising                                  278            236
  Accrued professional fees                             64             66
  Other accrued expenses                               302            295
                                                    ------         ------
      Total current liabilities                        644            597
                                                    ------         ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value;
      stated value $1 per share;
      authorized 10,000,000 shares;
      issued 3,128,000                               3,128          3,128
  Additional paid-in capital                         1,824          1,824
  Net unrealized gain (loss) on marketable
      securities                                   (     4)            28
  Accumulated deficit                              ( 1,666)       ( 1,612)
                                                    ------         ------
    Total stockholders' equity                       3,282          3,368
                                                    ------         ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $3,926         $3,965

              See notes to consolidated financial statements

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                             ($ in Thousands)

                                                    For the Three Months Ended
                                                    --------------------------
                                                      01-31-96      01-31-95
                                                    -----------    -----------
                                                    (Unaudited)    (Unaudited)


NET SALES                                              $1,002         $1,054

COST AND EXPENSES
     Cost of products sold                                761            810
     Selling, general & administrative                    313            420
     Depreciation and amortization                         12             13
                                                       ------         ------
     Total costs and expenses                           1,086          1,243
                                                       ------         ------
Loss before other income                              (    84)       (   189)

Other income - Interest                                    29             26
                                                       ------         ------

Net Loss                                              ($   55)       ($  163)
                                                       ======         ======


PER SHARE INFORMATION:

Net loss per share                                    ($  .02)       ($  .05)
                                                       ======         ======
Average number of common shares
     outstanding                                    3,128,000      3,128,000
                                                    =========      =========






              See notes to consolidated financial statements







                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                            ($ in Thousands)

                                                    For the Three Months Ended
                                                    --------------------------
                                                      01-31-96      01-31-95
                                                    ------------   -----------
                                                     (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           ($   55)    ($    163)
                                                         ------      --------
     Adjustment to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                      12            13
          Changes in operating assets and liabilities:
          (Increase) decrease in trade
               accounts receivable                      (    65)          499
          Increase in inventories                       (   553)      (    73)
          Increase in other assets                           50            68
          Decrease in trade accounts payable                  0       (     9)
          Increase (decrease) in accrued expenses            47       (    73)
                                                         ------        ------

     Net cash (used in) provided by operating
          activities                                    (   564)          262

CASHED FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                               (    18)            0
     Proceeds from sale of marketable securities             56             0
     Purchase of marketable securities                  (    16)      (   112)
                                                         ------        ------


NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                   (   542)          150


CASH AND CASH EQUIVALENTS, beginning of quarter           1,792         1,860
                                                         ------        ------

CASH AND CASH EQUIVALENTS, end of quarter                $1,250        $2,010
                                                         ======        ======


              See notes to consolidated financial statements


                      CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                For the Three Months Ended January 31, 1996



NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1995, the Company reported net sales of $3,900,000 and a net loss of $774,000, $341,000 of which was due to an investment in Stuarts Department Store, a discount department store operation located in New England. Stuart's filed for bankruptcy under the Federal Bankruptcy Code in April of 1995.



NOTE B - NOTES PAYABLE

The Company had no indebtedness to the bank as of January 31, 1995.



NOTE C -  MARKETABLE EQUITY SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At January 31, 1996, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are valued based on quoted market prices.












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As set forth in the following chart, the Company's current ratio was 5.38 to 1 at January 31, 1996.

                                         01/31/96       10/31/95
                                        ----------     ----------

          Working capital               $2,823,000     $2,844,000
          Current ratio                  5.38 to 1      5.76 to 1

     The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings and, therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings are required. At January 31, 1996, the Company had no material commitments for capital expenditures.

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

     In order to reverse the sales slide, the Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. The Company was successful in obtaining opening orders from two major users of magnetic media products for certain private label audio products. As a result of these orders there has been an increase in magnetic media sales for the month of February 1996 and the Company expects that there will be an increase in magnetic media sales for the balance of the second quarter of 1996. The increase in inventory at January 31, 1996 reflects the anticipated additional requirement to meet the sales forecasts from the private label customers. Although no assurances can be given, the Company expects to receive additional orders for these private label products in the months to come with an anticipated increase in magnetic media sales in fiscal 1996.

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





                                       5
RESULTS OF OPERATIONS
---------------------



First Quarter Fiscal 1996 compared to First Quarter Fiscal 1995
---------------------------------------------------------------


     During the first quarter of fiscal 1996, the Company had a net loss of $55,000, compared to a net loss of $163,000 in the first quarter of fiscal 1995. The decrease in the net loss for the first quarter of fiscal 1996 compared to the first quarter of 1995 was due to decrease in selling, general and administrative expenses of $107,000 and an increase in interest income of $3,000. The gross profit margin decreased by $3,000.

     Sales were $1,002,000 for the first quarter of 1996 as compared to sales of $1,054,000 in the first quarter of 1995. The decrease was $52,000 or .05%. Contract assembly sales for the first quarter of fiscal 1995 was $5,000.
There were no contract assembly sales for the first quarter of fiscal 1996 due to loss of contract assembly customers, Gillette Company and Spectrol Company, which accounted for most of the sales in this segment.

     Gross margins decreased by $3,000 for the quarter ended January 31, 1996, from $244,000 in the first quarter of fiscal 1995 to $241,000 in the first quarter of fiscal 1996. The primary reason for the decrease is due to decreased magnetic media sales.

     Selling, general and administrative expenses decreased by $107,000 during the first quarter of fiscal 1995 from $420,000 in the first quarter of fiscal 1995 compared to $313,000 in the first quarter of fiscal 1996. The decrease is due to reduced personnel expenses of $35,000, commission expense of $13,000, and other related expenses of $59,000.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 1996 the Company held common stocks having a cost of approximately $48,000 and market value of approximately $44,000. In accordance with accounting rules, the Company has reduced the value of all of its investments in marketable securities on its Balance Sheet to market value and this reduction of approximately $4,000 is reflected in stockholder's equity as unrealized holding loss. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.





PART II.    OTHER INFORMATION.
            ------------------

  Item 6.   Exhibit and Reports on Form 8-K
  -------

  (a)       Exhibits:

            27 - Financial Data Schedule


  (b)       Reports on Form 8-K:

            During the quarter ended January 31, 1996, no reports on Form 8-K were filed.







                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)      CERTRON CORPORATION




BY (SIGNATURE)    /s/ Jesse  A. Lopez
                  -------------------
(NAME AND TITLE)  Jesse A. Lopez
                  Controller
                  (Principal Accounting Officer)
                  March 11, 1996




BY (SIGNATURE)    /s/ Marshall I. Kass
                  --------------------
(NAME AND TITLE)  Marshall I. Kass
                  Chairman of the Board and
                  Chief Executive Officer
                  March 11, 1996







                                       7
                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q



NO.              ITEM                                    PAGE
---              ----                                    ----


27               Financial Data Schedule