Form 10-Q
period 1996-04-30
CERTRON CORP
filed 1996-05-28
CIK 19002










































PART I.   FINANCIAL INFORMATION
          ---------------------
     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                             ($ in Thousands)
                                                  April 30,   October 31,
                                                    1996         1995
                                                  ---------   ----------
             ASSETS                              (Unaudited)
- -----------------------------------
  CURRENT ASSETS:
  Cash and cash equivalents                          $1,399       $1,792
  Trade accounts receivable, net                        344          381
  Inventories:
      Finished goods                                  1,226          822
      Raw materials                                     406          299
      Work in process                                    13            9
                                                     ------       ------
          Total inventories                           1,645        1,130
  Other current assets                                   97          138
                                                     ------       ------
      Total current assets                            3,485        3,441
                                                     ------       ------

NOTE RECEIVABLE                                         250          250
                                                     ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                               270          243
  Dies and molds                                        214          203
  Furnitures, fixtures and
      leasehold improvements                            218          218
                                                     ------       ------
                                                        702          664
          Less accumulated depreciation
              and amortization                      (   561)     (   537)
                                                     ------       ------
          Net equipment and leasehold
              improvements                              141          127
                                                     ------       ------

MARKETABLE SECURITIES                                    25          115

OTHER ASSETS                                             32           32
                                                     ------       ------
      TOTAL ASSETS                                   $3,933       $3,965
                                                     ======       ======









  LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                             $    0       $    0
  Accrued advertising                                   166          236
  Accrued professional fees                              44           66
  Other accrued expenses                                316          295
                                                     ------       ------
      Total current liabilities                         526          597
                                                     ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value;
      stated value $1 per share;
      authorized 10,000,000 shares;
      issued 3,128,000                                3,128        3,128
  Additional paid-in capital                          1,824        1,824
  Net unrealized gain on marketable
      securities                                          4           28
  Accumulated deficit                               ( 1,549)     ( 1,612)
                                                     ------       ------
      Total stockholders' equity                      3,407        3,368
                                                     ------       ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $3,933       $3,965
                                                     ======       ======
              See notes to consolidated financial statements
                                       1

































                        CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                ($ in Thousands)
                      Three Months Ended April 30,  Six Months Ended April 30,
                      ----------------------------  --------------------------
                           1996          1995            1996        1995
                         --------      --------        --------    --------
                              (Unaudited)                  (Unaudited)

NET SALES                 $1,686        $  963          $2,688      $2,017
                          ------        ------          ------      ------

COST AND EXPENSES
  Cost of products sold    1,198           734           1,959       1,544
  Selling, general
    & administrative         385           359             698         778
  Depreciation and
      amortization            12            13              24          27
                          ------        ------          ------      ------
  Total costs and
    expenses               1,595         1,106           2,681       2,349
                          ------        ------          ------      ------

Income (loss) before
   other income               91       (   143)              7     (   332)

Other income -
   Interest                   28            22              57          48
                          ------        ------          ------      ------

Net income (loss)before
   provision for tax      $  119       ($  121)         $   64     ($  284)


Provision for taxes            1             0               1           0
                          ------        ------          ------      ------

Net income (loss)         $  118       ($  121)         $   63     ($  284)
                          ======        ======          ======      ======

PER SHARE INFORMATION:

Net income
  (loss) per share        $  .04       ($  .04)         $  .02     ($  .09)
                          ======        ======          ======      ======

Average number
  of common shares
  outstanding          3,128,000     3,128,000       3,128,000   3,128,000
                       =========     =========       =========   =========

              See notes to consolidated financial statements

                                       2

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                             ($ in Thousands)
                                                  Six Months Ended April 30,
                                                  --------------------------
                                                    1996             1995
                                                  ---------       ----------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $   63       ($    284)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      24              27
      Changes in operating assets and liabilities:
      Decrease in trade accounts receivable              37             558
      Increase in inventories                       (   515)      (     189)
      Decrease in other assets                           41              95
      Decrease in trade accounts payable
          and accrued expenses                      (    71)      (      90)
                                                     ------        --------


  Net cash (used in) provided by operating
      activities                                    (   421)            117
                                                     ------        --------

CASHED FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and
      leasehold improvements                        (    38)      (      13)
  Proceeds from sale of marketable securities            82              71
  Purchase of marketable securities                 (    16)      (     133)
                                                     ------        --------
  Net cash provided by (used in)
      investing activities                               28       (      75)
                                                     ------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement               0         460,000
  Payments under line of credit agreement                 0       ( 460,000)
                                                     ------        --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                  (   393)             42

CASH AND CASH EQUIVALENTS, beginning of period        1,792           1,860
                                                     ------        --------

CASH AND CASH EQUIVALENTS, end of period             $1,399        $  1,902
                                                     ======        ========

              See notes to consolidated financial statements

                                       3

                    CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

             For the Three and Six Months Ended April 30, 1996



NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three-month and six-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1995, the Company reported net sales of $3,900,000 and a net loss of $774,000, $341,000 of which was due to a loss resulting from an investment in Stuarts Department Store, a discount department store operation located in New England. Stuart's filed for bankruptcy under the Federal Bankruptcy Code in April of 1995.


NOTE B -  MARKETABLE EQUITY SECURITIES

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At April 30, 1996, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are valued based on quoted market prices.



NOTE C - NOTES RECEIVABLE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


    As set forth in the following chart, the Company's current ratio was 6.63 to 1 at April 30, 1996.

                                  04/30/96        10/31/95
                                 ----------      ----------

    Working capital              $2,959,000      $2,844,000
    Current ratio                 6.63 to 1       5.76 to 1

    The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings and, therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings is required. At April 30, 1996, the Company had no material commitments for capital expenditures.

    The Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. The Company was successful in obtaining orders from several major users of magnetic media products for certain private label audio products. As a result of these orders there has been an increase in magnetic media sales for the second quarter of 1996 and the Company expects that there will be an increase in magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995. The increase in inventory at April 30, 1996 reflects the anticipated additional requirement to meet the sales forecasts from the private label customers.

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

RESULTS OF OPERATIONS
- ---------------------
Second Quarter Fiscal 1996 compared to Second Quarter Fiscal 1995
- -----------------------------------------------------------------

     During the second quarter of fiscal 1996, the Company had net income of $118,000, compared to a net loss of $ 121,000 in the second quarter of fiscal 1995. The net profit for the second quarter of fiscal 1996 compared to the net loss of the second quarter of 1995 was due to an increase in sales and gross profit.

     Net sales were $1,686,000 for the second quarter of 1996 as compared to net sales of $963,000 in the second quarter of 1995. The increase was $723,000 or 75%. The primary reason for the increase is due to increased private label magnetic media sales to national and international users of magnetic media products. As described under "Liquidity and Capital Resources," the Company expects that these sales will result in increased magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995.

     Primarily as a result of the increased sales, gross margins increased by $259,000 (113%) for the quarter ended April 30, 1996, from $229,000 in the second quarter of fiscal 1995 to $488,000 in the second quarter of fiscal 1996.

     There were no contract assembly sales for the second quarter of fiscal 1995 or fiscal 1996.

     Due to the increase in net sales, selling, general and administrative expenses increased by $26,000 during the second quarter of fiscal 1996 from $359,000 in the second quarter of fiscal 1995 compared to $385,000 in the second quarter of fiscal 1996.

     The company has not recorded a provision for federal income taxes in 1996, due to the utilization of net operating loss carry forward to offset taxable income, the one thousand dollars represent the minimum state tax.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1996 the Company held common stocks having a cost of approximately $21,000 and market value of approximately $25,000.
In accordance with accounting rules, the Company has the value of all of its investments in marketable securities on its Balance Sheet to market value and this of approximately $4,000 is reflected in stockholders' equity as unrealized holding gain. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.

Six Months Fiscal 1996 compared to Six Months Fiscal 1995
- ---------------------------------------------------------

     For the first six months of fiscal 1996, the Company had a net income of $63,000, compared to a net loss of $284,000 for the first six months of fiscal 1995.

     Net sales for the first six months ended April 30, 1996 increased by $671,000 (33.3%), from $2,017,000 for the first six months period of fiscal 1995to $2,688,000 for the first six months period of fiscal 1996. The primary reason for the increase is due to increased private label magnetic media sales to national and international users of magnetic media products. As described under "Liquidity and Capital Resources," the Company expects that these sales will result in increased magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995.

     Primarily as a result of the increased sales, gross margins for the first six months of fiscal 1996 increased by $256,000 (54.1%), from $473,000 in the first six months period of fiscal 1995 to $729,000 in the first six months of fiscal 1996.

     There were no contract assembly sales for the first six months period of fiscal 1996 compared to $5,000 for the first six months period of fiscal 1995.

     Although net sales increased, selling, general, administrative expenses decreased by $80,000 (10.2%) during the first six months of fiscal 1996 from $778,000 in the first six months of fiscal 1995 compared to $698,000 in the first six months of fiscal 1996. The decrease which is due primarily to cost cutting measures is represented by decreased freight expenses of $24,000, personnel expense of $25,000 and a decrease in miscellaneous expenses of $31,000.

     The company has not recorded a provision for federal income taxes in 1996, due to the utilization of net operating loss carry forward to offset taxable income, the one thousand dollars represent the minimum state tax.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1996, the Company held common stocks having a cost of approximately $21,000 and market value of approximately $25,000. In accordance with accounting rules, the Company has the value of all of its investments in marketable securities on its Balance Sheet to market value and this of approximately $4,000 is reflected in stockholders' equity as unrealized holding loss. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely effect the results of operations for the period in which the sale occurs.

PART II.    OTHER INFORMATION.
            ------------------

     Item 4.   Submission of Matters to a Vote of Security-Holders.
     -------

     (a) On March 26, 1996, the Registrant held its Annual Meeting of Shareholders.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

     (c) At the meeting, the following persons were elected by the vote indicated (there we no broker non-votes) as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

          Name               Vote For            Withheld
          ----               --------            --------

     Marshall I. Kass        2,791,342           40,972
     Jonathan F. Kass        2,791,642           40,672
     Michael S. Kass         2,791,642           40,672
     Susan E. Kass           2,791,642           40,672
     Herbert Bronsten        2,793,692           38,622
     Rogelio Buenrostro      2,795,392           36,922
     Jesse A. Lopez          2,795,392           36,922


     Item 6.   Exhibit and Reports on Form 8-K
     -------

     (a)  Exhibits:

          27 - Financial Data Schedule


     (b)  Reports on Form 8-K:

          During the quarter ended April 30, 1996, no reports were filed on Form 8-K.

                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





(REGISTRANT)      CERTRON CORPORATION




BY  (SIGNATURE)   /s/ Jesse A. Lopez
                  ------------------
(NAME AND TITLE)  Jesse A. Lopez
                  Controller
                  (Principal Accounting Officer)
                  May 28, 1996






BY (SIGNATURE)    /s/ Marshall I. Kass
                  --------------------
(NAME AND TITLE)  Marshall I. Kass
                  Chairman of the Board and
                  Chief Executive Officer
                  May 28, 1996

                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q



NO.              ITEM                                    PAGE
- ---              ----                                    ----


27               Financial Data Schedule