Form 10-Q
period 1996-07-31
CERTRON CORP
filed 1996-09-05
CIK 19002

  PART I.   FINANCIAL INFORMATION
           ---------------------
     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                             ($ in Thousands)
                                                     July 31,   October 31,
                                                       1996        1995
                                                     --------   -----------
                  ASSETS                            (Unaudited)
- --------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                            $  926       $1,792
  Trade accounts receivable, net                          555          381
  Inventories:
      Finished goods                                    1,261          822
      Raw materials                                       605          299
      Work in process                                      18            9
                                                       ------       ------
          Total inventories                             1,884        1,130
  Other current assets                                    186          138
                                                       ------       ------
      Total current assets                              3,551        3,441
                                                       ------       ------

NOTE RECEIVABLE                                           250          250
                                                       ------       ------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                 290          243
  Dies and molds                                          227          203
  Furnitures, fixtures and
      leasehold improvements                              222          218
                                                       ------       ------
                                                          739          664
          Less accumulated depreciation
              and amortization                        (   573)     (   537)
                                                       ------       ------
          Net equipment and leasehold
              improvements                                166          127
                                                       ------       ------
MARKETABLE SECURITIES                                      97          115

OTHER ASSETS                                               32           32
                                                       ------       ------
      TOTAL ASSETS                                     $4,096       $3,965
                                                       ======       ======








  LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                               $  120       $    0
  Accrued advertising                                     222          236
  Accrued professional fees                                56           66
  Other accrued expenses                                  263          295
                                                       ------       ------
      Total current liabilities                           661          597
                                                       ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value;
      stated value $1 per share; authorized
      10,000,000 shares; issued 3,128,000               3,128        3,128
  Additional paid-in capital                            1,824        1,824
  Net unrealized (loss) gain on marketable securities (     4)          28
  Accumulated deficit                                 ( 1,513)     ( 1,612)
                                                       ------       ------
      Total stockholders' equity                        3,435        3,368
                                                       ------       ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,096       $3,965
                                                       ======       ======

              See notes to consolidated financial statements
                                       1


































                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                             ($ in Thousands)
                  Three Months Ended July 31,       Nine Months Ended July 31,
                  ---------------------------       --------------------------
                      1996           1995               1996          1995
                  ------------   ------------       ------------  ------------
                          (Unaudited)                      (Unaudited)
NET SALES               $1,395         $  832             $4,083       $2,849
                        ------         ------             ------       ------

COST AND EXPENSES
  Cost of products
      sold                 993            655              2,952        2,199
  Selling, general
    & administrative       384            341              1,083        1,119
  Depreciation and
      amortization          13             13                 36           40
                        ------         ------             ------       ------
  Total costs and
    expenses             1,390          1,009              4,071        3,358
                        ------         -----              ------       ------

Income (loss) before
   other income
   and expenses              5        (   177)                12      (   509)

Realized loss on
   marketable security                (   341)                        (   341)
Other income -
   Interest                 31             70                 88          118
                        ------         ------             ------       ------

Net income (loss)before
   provision            $   36        ($  448)               100      ($  732)

Provision for taxes          1                                 1
                        ------         ------             ------       ------
Net income (loss)       $   35        ($  448)            $   99      ($  732)
                        ======         ======             ======       ======

PER SHARE INFORMATION:

Net income
  (loss) per share      $  .01        ($  .14)            $  .03      ($  .23)
                        ======         ======             ======       ======

Average number
  of common shares
  outstanding        3,128,000      3,128,000          3,128,000    3,128,000
                     =========      =========          =========    =========

              See notes to consolidated financial statements

                                       2

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                            ($ in Thousands)

                                                   Nine Months Ended July 31,
                                                   --------------------------
                                                      1996           1995
                                                   ----------     ----------
                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   $   99        ($  732)
  Adjustment to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                       36             40
      Realized loss on marketable securities                            341
      Changes in operating assets and liabilities:
      (Increase) Decrease in trade accounts
          receivable                                 (   174)           607
      (Increase) Decrease in inventories             (   754)            41
      Increase in other assets                       (    48)       (    52)
      Increase (Decrease) in trade accounts
          payable and accrued expenses                    64        (   138)
                                                      ------         ------

  Net cash (used in) provided by operating
      activities                                     (   777)           107
                                                      ------         ------
CASHED FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and
      leasehold improvements                         (    75)       (    50)
      Proceeds from sale of marketable securities         82             92
  Purchase of marketable securities                  (    96)       (   189)
                                                      ------         ------

  Net cash used in investing activities              (    89)       (   147)
                                                      ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreement                -        460,000
  Payments under line of credit agreement                  -       (460,000)
                                                      ------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (   866)      (     40)

CASH AND CASH EQUIVALENTS, beginning of period         1,792          1,860
                                                      ------        -------

CASH AND CASH EQUIVALENTS, end of period              $  926        $ 1,820
                                                      ======        =======

              See notes to consolidated financial statements
                                       3

                    CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

             For the Three and Nine Months Ended July 31, 1996

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


NOTE B -  MARKETABLE EQUITY SECURITIES

  The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. At July 31, 1996, the Company had no investments that qualified as trading or held to maturity. Marketable equity securities are valued based on quoted market prices.



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


     As set forth in the following chart, the Company's current ratio was 5.37 to 1 at July 31, 1996.

                                07/31/96        10/31/95
                               ----------      ----------

  Working capital              $2,890,000      $2,844,000
  Current ratio                 5.37 to 1       5.76 to 1

     The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings and, therefore, concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings is required. At July 31, 1996, the Company had no material commitments for capital expenditures.

     The Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. The Company has obtained orders from several major users of magnetic media products for certain private label audio products. As a result of these orders there has been an increase in magnetic media sales for the second and third quarters of 1996 and the Company expects that there will be an increase in magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995. The increase in inventory at July 31, 1996 reflects the anticipated additional requirement to meet the sales forecasts from the private label customers.

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

RESULTS OF OPERATIONS
- ---------------------


Third Quarter Fiscal 1996 compared to Third Quarter Fiscal 1995
- ---------------------------------------------------------------


     During the third quarter of fiscal 1996, the Company had net income of $35,000, compared to a net loss of $448,000 in the third quarter of fiscal 1995. The increase in net income is due to increase in gross margin of $225,000, offset by increase of $44,000 in overhead expense and a decrease in interest income of $39,000. The net loss in the third quarter of 1995 includes the loss of investment in common stock of Stuarts Department Stores of $341,000.

     Net sales were $1,395,000 for the third quarter of 1996 as compared to net sales of $832,000 in the third quarter of 1995. The increase was $563,000 or 67.7%. The primary reason for the increase is due to increased private label magnetic media sales to national and international users of magnetic media products. As described under "Liquidity and Capital Resources," the Company expects that these sales will result in increased magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995. Subsequent to the end of the third quarter, the Company was informed by a private label customer that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products. Sales of the private label audio products to the customer which it has indicated it will not purchase after February 1997 accounted for $325,400 and $815,223 of the Company's net sales for the quarter and nine month period ended July 31, 1996, respectively. This customer assured the Company that its decision was not due to price, quality or delivery. In addition, the customer indicated that it will continue to purchase other private label audio products from the Company. At the same time another private label customer has projected increased purchases beginning December 1996. Unless the Company is successful in obtaining additional customers or orders for its private label audio magnetic products, it is expected that sales of magnetic media products by the Company beginning with the second quarter of fiscal 1997 will be adversely affected by the user's decision to discontinue using the Company as a major resource for certain private label audio products.

     Primarily as a result of the increased sales, gross margins increased by $225,000 (127%) for the quarter ended July 31, 1996, from $177,000 in the third quarter of fiscal 1995 to $402,000 in the third quarter of fiscal 1996.

     Due to the increase in net sales, selling, general and administrative expenses increased by $43,000 during the third quarter of fiscal 1996 from $341,000 in the third quarter of fiscal 1995 compared to $384,000 in the third quarter of fiscal 1996.

     The company has not recorded a provision for federal income taxes in 1996, due to the utilization of net operating loss carry forward to offset taxable income, the one thousand dollars represents the minimum state tax.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1996 the Company held common stocks having a cost of approximately $101,000 and market value of approximately $97,000. In accordance with accounting rules, the Company has reflected all of its investments in marketable securities on its Balance Sheet at market value and approximately $4,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Nine Months Fiscal 1996 compared to Nine Months Fiscal 1995
- -----------------------------------------------------------


     During the nine month period of fiscal year 1996, the Company had a net income of $99,000, compared to a net loss of $732,000 in the nine month period of fiscal 1995. The increase in net income is due to an increase in gross margin of $481,000, a decrease of $39,000 in overhead expense offset by a decrease in interest income of $30,000. The net loss in the nine period of 1995 includes the loss of investment in common stock of Stuarts Department Stores of $341,000.

     Net sales for the first nine months ended July 31, 1996 increased by $1,234,000 (43.3%), from $2,849,000 for the first nine months period of fiscal 1995 to $4,083,000 for the first nine months period of fiscal 1996. The primary reason for the increase is due to increased private label magnetic media sales to national and international users of magnetic media products.
As described under "Liquidity and Capital Resources," the Company expects that these sales will result in increased magnetic media sales for the balance of fiscal 1996 as compared to fiscal 1995. Subsequent to the end of the third quarter, the Company was informed by a private label customer that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products. Sales of the private label audio products to the customer which it has indicated it will not purchase after February 1997 accounted for $325,400 and $815,223 of the Company's net sales for the quarter and nine month period ended July 31, 1996, respectively. This customer assured the Company that its decision was not due to price, quality or delivery. In addition the customer indicated that it will continue to purchase other private label audio products from the Company. At the same time another private label customer has projected increased purchases beginning December 1996. Unless the Company is successful in obtaining additional customers or orders for its private label audio magnetic products, it is expected that sales of magnetic media products by the Company beginning with the second quarter of fiscal 1997 will be adversely affected by the user's decision to discontinue using the Company as a major resource for certain private label audio products.

     Primarily as a result of the increased sales, gross margins for the first nine months of fiscal 1996 increased by $481,000 (74%), from $650,000 in the first nine months period of fiscal 1995 to $1,131,000 in the first nine months of fiscal 1996.

     Although net sales increased, selling, general and administrative expenses decreased by $36,000 (3.21%) during the first nine months of fiscal 1996 from $1,119,000 in the first nine months of fiscal 1995 compared to $1,083,000 in the first nine months of fiscal 1996. The decrease which is due primarily to cost cutting measures is represented by decreased freight expenses of $29,000, commission expense of $22,000 and a decrease in miscellaneous expenses of $12,000 offset by an increase of $27,000 in advertising expense.

     The company has not recorded a provision for federal income taxes in 1996, due to the utilization of net operating loss carry forwards to offset taxable income, the one thousand dollars represents the minimum state tax.

     The Company has invested cash not needed in operations in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market and market prices may fluctuate and be adversely effected on account of the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1996, the Company held common stocks having a cost of approximately $101,000 and market value of approximately $97,000. In accordance with accounting rules, the Company has reflected all of its investments in marketable securities on its Balance Sheet at market value and approximately $4,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells securities, the carrying value of which has been reduced, the Company will recognize a loss in its statement of operations equal to the amount of the reduction. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their fair market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements
- --------------------------


     The Company's statements in this item which are not historical facts, including statements as to the Company's sales of magnetic media products for the balance of the 1996 fiscal year and the first and second quarters of the 1997 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the Company's ability to obtain additional customers and business, pricing factors and competition.

PART II.    OTHER INFORMATION.
            ------------------


  Item 6.   Exhibits and Reports on Form 8-K
  -------

  (a)  Exhibits:

       27 - Financial Data Schedule


  (b)  Reports on Form 8-K:

       During the quarter ended July 31, 1996, no reports were filed on Form 8-K.










                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)           CERTRON CORPORATION



BY  (SIGNATURE)        /s/ Jesse A. Lopez
                       -------------------
                       Controller
                       (Principal Accounting Officer)
                       September 5, 1996





BY  (SIGNATURE)        /s/ Marshall I. Kass
                       --------------------
                       Chairman of the Board and
                       Chief Executive Officer
                       September 5, 1996

                              EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q



NO.              ITEM                                    PAGE
- ---              ----                                    ----


27               Financial Data Schedule