Form 10-K
period 1996-10-31
CERTRON CORP
filed 1997-01-28
CIK 19002

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

     The following table sets forth, for the years ended October 31, 1996, 1995, and 1994, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 1996, 1995 and 1994 attributable to each of the Company's industry segments.

                                            Year ended October 31,
                                       ------------------------------
                                        1996        1995        1994
                                       ------      ------      ------
                                               (In Thousands)
Net sales to unaffiliated customers:
    Magnetic Media products            $5,382      $3,895      $4,182
    Contract Assembly                  $  -        $    5      $3,769

Operating profit:
    Magnetic Media products            $  911      $  365      $  377
    Contract Assembly                     -           -        $  404

Identifiable assets:
    Magnetic Media products            $2,652      $1,638      $2,387
    Contract Assembly                     -           -        $  340

Magnetic Media Products
-----------------------

    The Company's magnetic media products consist primarily of blank audio and video cassettes and floppy disks. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 1996, 1995 and 1994, net sales of the Company's magnetic media products were as follows:

                                                  Net Sales
                                        -----------------------------
           Product                      1996        1995        1994
------------------------------------   ------      ------      ------
Audio magnetic tape products           $4,148      $2,908      $3,037
Other magnetic related items (floppy)      22          67         120
Video cassettes                         1,212         920       1,025
                                       ------      ------      ------
                                       $5,382      $3,895      $4,182

                                     1
     Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS and 8mm video cassettes. The Company purchases substantially all of its requirements for audio and video cassettes from sources both in the Far East and Mexico. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico (where some slitting also occurs).

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

     For the fiscal year ended October 31, 1996, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 82% of the Company's total net sales of such magnetic media products. During fiscal 1996, the two largest single magnetic media customers accounted for $1,184,420 and $1,065,053 or 22% and 20% of total magnetic media sales, respectively. In the fourth quarter of fiscal 1996, the magnetic media customer which accounted for $1,184,420 of magnetic sales in fiscal 1996 informed the Company that following delivery of products ordered for early February 1997, such customer would no longer use Certron as its major supplier for certain of its private-label audio products. Although sales to this customer should materially decrease beginning in the second quarter of fiscal 1997, the Company does not expect the substantial reduction in this customer's business in fiscal 1997 to materially reduce the Company's magnetic media sales in fiscal 1997 as compared to fiscal 1996 magnetic media sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

     The Company believes that the amount of its backlog on any given date is not necessarily indicative of trends in its magnetic media business as much as orders received for such products are generally completed in less than 60 days.

     Most of the Company's magnetic media products are available from multiple sources, although certain components utilized in the manufacture of the Company's magnetic media products are available from a few sources. The Company has no reason to anticipate that it will be unable to purchase components from those sources.



Contract Assembly
-----------------

     The Company assembles products for others. Sales from contract assembly result from contracts negotiated directly with the customer. The products are designed by the customer and assembled by the Company in accordance with customer specifications. The customer supplies the raw materials. The Company's responsibility and sales are limited to the assembly service. All of the assembly occurs in the Company's facilities in Mexicali, B.C., Mexico. The Company did not have any meaningful sales in the contract assembly segment of its business in fiscal 1995 and 1996.

                                     2
     During the fiscal year ending October 31, 1994, approximately 72% of the Company's Mexicali sales in this segment were to Papermate, a division of Gillette. Sales to Spectrol Electronics Corporation accounted for the majority of the remaining balance of sales in this segment in 1994. The contract with Gillette expired October 31, 1994. The contract with Spectrol expired August 31, 1994. Spectrol and Gillette did not renew their contracts. The Company has been actively seeking, without success, other firms to replace the Spectrol and Gillette business.



Competition
-----------

     In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products, floppy disk and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of floppy disks and video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Although the possibility of technical obsolescence of present magnetic media products sold by the Company exists, the Company is not aware of any development, either in hardware or media, which presently threaten to supersede the general use now being made of these types of magnetic media products.


Employees
---------

At January 1, 1997, Certron employed 73 people in its various operations, consisting of 60 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 9 people at its facility in Los Angeles, California.











                                     3



Item 2.  Properties.
--------------------

The principal office, assembling and warehousing facilities of the Company are as follows:

                  Approx. Area                     Approx.
Location            Sq. ft.    Lease Expires     annual rent   Principal use
-----------------------------------------------------------------------------

422 N. Smith Avenue   15,970     8-31-98(1)      $ 73,000     Warehouse and
Corona, CA                                                    packaging

1600 South Broadway    3,196     8-31-98(1)      $ 15,000     Warehouse and
Los Angeles, CA                                               sign on top of
                                                              building

1545 Sawtelle Blvd.    2,176     2-28-96(1)      $ 55,000     Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial     15,000     2-28-97         $56,000      Magnetic Media
Mexicali, B.C., Mexico                                        assembly &
                                                              packaging
                                                              and contract
                                                              assembly &
                                                              manufacturing

----------------------------------------------

(1) 422 N. Smith Avenue, 1600 South Broadway and 1545 Sawtelle Blvd. are leased from Louart Corporation, a principal stockholder of Certron. The 1600 South Broadway is subleased by Certron for $1,200 a month.

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


                                     4


                                  PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
-----------------------------------------------------------------------

     Certron's Common Stock is traded in the Over-the-Counter market. The following table shows the high and low bid quotations for such stock in the Over-the-Counter market for each fiscal quarter during the two fiscal years ended October 31, 1996. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Fiscal period             High         Low
     -------------             ----         ---

     1995
     ----
     First quarter            1-1/8         3/4
     Second quarter           1-1/8       13/16
     Third quarter           1-1/16         1/2
     Fourth quarter               1         5/8

     1996
     ----
     First quarter            15/16         5/8
     Second quarter             7/8         5/8
     Third quarter           1-3/16       11/16
     Fourth quarter           15/16         5/8


     As of January 10, 1997, the approximate number of holders of record of the Company's Common Stock was 1,499. The Company has never paid a cash dividend on ts Common Stock.




















Item 6.  Selected Financial Data.
---------------------------------

                    1996         1995        1994        1993         1992
                 ------------------------------------------------------------
Net Sales        $5,382,000   $3,900,000  $7,951,000 $10,568,000  $16,778,000
Net income
 (loss)  before
  extraordinary
  credit              28,000 ($ 774,000) ($ 170,000)($    47,000) $    53,000
Net income (loss)     28,000 ($ 774,000) ($ 170,000)($    47,000) $    87,000
Net income (loss)
  before extra-
  ordinary credit
  per share           .01        ($.25)     ($.05)      ($.02)       $.02
Net income (loss)
  per common
  share               .01        ($.25)     ($.05)      ($.02)       $.03
Total assets      $4,062,000  $3,965,000  $4,710,000 $ 5,054,000  $ 5,197,000
Long-term debt          -            -          -           -            -
Working capital   $2,791,000  $2,844,000  $3,412,000 $ 3,772,000  $ 4,080,000
Stockholders'
   equity         $3,355,000  $3,368,000  $4,027,000 $ 4,284,000  $ 4,331,000

     No cash dividends have been paid during the five-year period ended October 31, 1996.


                                     5



























Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     As demonstrated by the following chart, the Company's working capital and cash flow from operations decreased at October 31, 1996 as compared to that at October 31, 1995. The decrease in cash flow from operations was primarily the result of increased sales. Accounts receivable increased by $146,000, inventories increased by $738,000, cash decreased by $882,000 and other assets increased by $55,000. Accounts payable and accrued expenses increased by $110,000.

                                                October 31
                                   ------------------------------------
                                      1996         1995         1994
                                   ----------   ----------   ----------

    Working Capital                $2,791,000   $2,844,000   $3,412,000
    Current Ratio                   4.95 to 1    5.76 to 1    6.00 to 1
    Cash Flows from Operations    ($  750,000)  $  124,000   $  185,000


     The Company's liquidity has been supplied by internally generated funds and, prior to 1995, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings At October 31, 1996, the Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. As described below, the Company is attempting to become a private label manufacturer of magnetic media products for several large national and international companies and has had some success in obtaining orders which resulted in increased fiscal 1996 sales.

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

                                     6

Results of Operations
----------------------
     Fiscal 1996 Compared to Fiscal 1995
     -----------------------------------
     During fiscal 1996, the Company had a net income of $28,000 on sales of $5,382,000 as compared to a net loss of $774,000 for fiscal 1995 on sales of $3,900,000. Gross profit increased by $532,000 between fiscal 1996 and fiscal 1995. Selling, general and administrative expenses increased by $6000, depreciation and amortization expense decreased by $4,000 and interest income decreased by $69,000.
     Sales of magnetic media products were $5,382,000 in fiscal 1996 as compared to $3,895,000 in fiscal 1995. The increase of 38% was primarily the result of sales to two major private label users of magnetic media products. In the fourth quarter of fiscal 1996, the Company was informed by one of those private label customers that following delivery of products ordered for early February 1997, such Customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $978,500 of the Company's net sales for the fiscal year ended October 31, 1996. This customer assured the Company that its decision was not due to price, quality or delivery. In addition, the customer indicated that it will continue to purchase other private label audio products from the Company. At the same time, another private label customer has projected increased purchases beginning December 1996. Although no assurances can be given and the Company anticipates that sales will decline beginning in the second quarter of fiscal 1997, based upon those indications and continued (although substantially reduced) purchases by the customer which has informed the Company that the Company would no longer be a major source for certain of that customer's private label magnetic media products, the Company does not believe that the Company's fiscal 1997 magnetic media sales will be materially reduced when compared to fiscal 1996 magnetic media sales.
     An investment in Stuart's Department Store, a discount department store operation located in New England, was written off during the third quarter of fiscal year 1995 resulting in a charge to operations in the amount of $341,000. Stuart's filed for bankruptcy under the Federal Bankruptcy Code in April of 1995 and management has concluded that the chances of recovery from the Stuart's bankruptcy are highly doubtful.
     Total gross margin as a percentage of net sales was 26.8% in fiscal 1996 and 23.4% in fiscal 1995. This change was due to increased sales of audio magnetic media products. Margins increased by $532,000 (58.3%) in fiscal 1996. Margins in fiscal 1996 were $1,445,000 and in fiscal 1995 were $913,000.
     Selling, general and administrative expense increased by $6,000 during fiscal 1996 from $1,468,000 in 1995 to $1,474,000 in 1996. The increase was due to an increase of personnel expense by $31,000, advertising by $34,000,and offset by a decreased of commission by $24,000, insurance by $21,000 and other expenses by $26,000.
     Interest income decreased by $69,000 in fiscal 1996 due to the decrease in cash and cash equivalents. Interest income in fiscal 1995 was $178,000 compared to $109,000 in fiscal year 1996.
     During fiscal 1996, the Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1996, the Company held common stocks which had a cost of approximately $114,000 and market value of approximately $101,000.
                                     7



In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet to market value and this decrease of approximately $13,000 is reflected in stockholders' equity as an unrealized holding loss (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.
     Fiscal 1995 Compared to Fiscal 1994
     -----------------------------------
     During fiscal 1995, the Company had a net loss of $774,000 on sales of $3,900,000 as compared to a net loss of $170,000 for fiscal 1994 on sales of $7,951,000. Gross profit decreased by $774,000 between fiscal 1995 and fiscal 1994. Selling, general and administrative expenses decreased by $383,000, depreciation and amortization expense decreased by $47,000 and interest income increased by $81,000.

     Sales of magnetic media products were $3,895,000 in fiscal 1995 as compared to $4,182,000 in fiscal 1994. The decrease of 7% was the result of lower prices on product, general business conditions and the Company's decision not to sell magnetic media products not resulting in certain minimum margin return. In order to reverse the sales slide, the Company has made every effort to become a private label manufacturer of magnetic media products for several large national and international companies by emphasizing the Company's consistency in quality and manufacturing expertise. See "Liquidity and Capital Resources".

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

     Selling, general and administrative expense decreased by $383,000 during fiscal 1995 from $1,851,000 in 1994 to $1,468,000 in 1995. The decrease was due to a reduction in commissions by $82,000, freight by $167,000, office supplies by $37,000, advertising by $19,000 and other expenses by $78,000.

     Interest income increased by $81,000 in fiscal 1995 due to the increase in cash and cash equivalents. Interest income in fiscal 1994 was $97,000 compared to $178,000 in fiscal year 1995.
                                     8

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



     Forward-Looking Statements
     --------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's anticipation that sales will decline beginning in the second quarter of the 1997 fiscal year and the Company's belief that magnetic media sales in fiscal 1997 will not be materially reduced when compared to fiscal 1996 magnetic media sales, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base including sales of other products to the customer which has informed the company that it would no longer be using the company as a major resource for certain products, the obtaining of increased orders from a private label customer consistent with its indications, the Company's ability to obtain additional customers and business, pricing factors and competition.
















Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


         [Letterhead of Singer Lewak Greenbaum & Goldstein LLP]



           Report of Independent Certified Public Accountants
           --------------------------------------------------


Board of Directors
Certron Corporation

We have audited the accompanying consolidated balance sheets of Certron Corporation and Subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period October 31, 1996. We have also audited Schedule II of Certron Corporation and Subsidiary for the three years ended October 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation and Subsidiary as of October 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period October 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 17, 1996





                      CERTRON CORPORATION AND SUBSIDIARY
                      ----------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                                          October 31,
                                                   -------------------------
  ASSETS                                              1996           1995
----------                                         ----------     ----------
CURRENT ASSETS:
 Cash and cash equivalents (Note 10)               $  910,000     $1,792,000
 Trade accounts receivable, less allowance
 for doubtful accounts of $40,000 in 1996
 and 1995 (Note 8)                                    527,000        381,000
 Inventories:
    Finished products                               1,390,000        822,000
    Work in process                                    14,000          9,000
    Raw materials                                     464,000        299,000
                                                   ----------     ----------
        Total inventories                           1,868,000      1,130,000
 Other current assets                                 193,000        138,000
                                                   ----------     ----------
        Total current assets                        3,498,000      3,441,000
                                                   ----------     ----------

NOTE RECEIVABLE (Note 2)                              250,000        250,000
                                                   ----------     ----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
 Machinery and equipment                              314,000        243,000
 Dies and molds                                       233,000        203,000
 Furnitures, fixtures and leasehold improvements      222,000        218,000
                                                   ----------     ----------
                                                      769,000        664,000
    Less accumulated depreciation
        and amortization                          (   588,000)   (   537,000)
                                                   ----------     ----------
        Net Equipment and Leasehold Improvements      181,000        127,000
                                                   ----------     ----------
MARKETABLE SECURITIES (Note 3)                        101,000        115,000

OTHER ASSETS                                           32,000         32,000
                                                   ----------     ----------
                                                   $4,062,000     $3,965,000
                                                   ==========     ==========














 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                  $   17,000           -
 Accrued advertising                                  314,000     $  236,000
 Accrued professional fees                             66,000         66,000
 Accrued payroll and related items                    171,000        173,000
 Other accrued expenses                               139,000        122,000
                                                   ----------     ----------
    Total current liabilities                         707,000        597,000
                                                   ----------     ----------
COMMITMENTS (Notes 7)

STOCKHOLDERS' EQUITY (Note 5):
 Common stock, no par value; stated value
 $1 per share; authorized 10,000,000 shares;
 issued and outstanding, 3,128,000 shares
 (1996 and 1995)                                    3,128,000      3,128,000
 Additional paid-in capital                         1,824,000      1,824,000
 Net unrealized (loss) gain on marketable
 equity securities (Note 3)                       (    13,000)        28,000
 Accumulated deficit                              ( 1,584,000)   ( 1,612,000)
                                                   ----------     ----------
      Total Stockholders' Equity                    3,355,000      3,368,000
                                                   ----------     ----------
                                                   $4,062,000     $3,965,000
                                                   ==========     ==========

              See notes to consolidated financial statements.
                                    11






























                      CERTRON CORPORATION AND SUBSIDIARY
                      ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    --------------------------------------

                                               Year Ended October 31,
                                       --------------------------------------
                                          1996          1995          1994
                                       ----------    ----------    ----------

NET SALES (Note 8)                     $5,382,000    $3,900,000    $7,951,000

COSTS AND EXPENSES:
   Cost of products sold                3,937,000     2,987,000     6,264,000
   Selling, general and
   administrative (Note 9)              1,474,000     1,468,000     1,851,000
   Depreciation and amortization           51,000        55,000       102,000
                                       ----------    ----------     ---------

                                        5,462,000     4,510,000     8,217,000

LOSS FROM OPERATIONS                  (    80,000)  (   610,000)  (   266,000)


OTHER INCOME (EXPENSE)
   Loss on write down of marketable
     equity securities                       -      (   341,000)         -
   Interest income                        109,000       178,000       97,000
                                       ----------    ----------   ----------


INCOME (LOSS) BEFORE PROVISION
   FOR TAXES                               29,000   (   773,000)  (  169,000)

PROVISIONS FOR TAXES (Note 6)               1,000         1,000        1,000
                                       ----------    ----------    ---------

NET INCOME (LOSS)                      $   28,000   ($  774,000)  ($ 170,000)
                                       ==========    ==========    =========

Net income (loss) per share               $.01         ($.25)       ($.05)
                                          ====          ====         ====
Weighted average common shares
   outstanding                          3,128,000     3,128,000    3,128,000
                                       ==========    ==========   ==========



              See notes to consolidated financial statements.



                     CERTRON CORPORATION AND SUBSIDIARY
                     ----------------------------------
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              -----------------------------------------------
                                               Net
                                            Unrealized
                                           (Loss) Gain
                                               on
                Common Stock     Additional Marketable
            --------------------  paid-in     Equity   Accumulated
             Shares     Amount    capital   Securities   deficit     Total
            --------- ---------- ---------- ----------  ---------  ----------
BALANCE,
 October 31,
   1993     3,128,000 $3,128,000 $1,824,000            ($ 668,000) $4,284,000

 Unrealized
 Loss on
 Marketable
 Securities                                 ($ 87,000)            (    87,000)
 Net Loss                                             (   170,000)(   170,000)
            --------- ---------- ----------  --------  ----------  ----------
BALANCE,
 October 31,
  1994      3,128,000  3,128,000  1,824,000 (  87,000)(  838,000)   4,027,000

 Unrealized
 Gain on
 Marketable
 Securities                                   115,000                 115,000

 Net Loss                                             (  774,000) (   774,000)
            --------- ---------- ----------  --------  ---------   ----------
BALANCE,
 October 31,
   1995     3,128,000  3,128,000  1,824,000    28,000 (1,612,000)   3,368,000

 Unrealized
 Loss on
 Marketable
 Equity
 Securities                                 (  41,000)            (    41,000)

 Net (Loss)
 Income                                                   28,000       28,000
            --------- ---------- ----------  --------- ---------   ----------
BALANCE,
 October 31,
   1996     3,128,000 $3,128,000 $1,824,000 ($ 13,000)($1,584,000)  3,355,000
            ========= ========== ==========  ========  ==========  ==========

             See notes to consolidated financial statements.

                      CERTRON CORPORATION AND SUBSIDIARY
                      ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                 Year Ended October 31,
                                          -----------------------------------
                                              1996        1995         1994
                                          ----------  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $   28,000 ($  774,000) ($  170,000)
                                          ----------  ----------   ----------
Adjustments to reconcile net income
 (loss) to net cash (used in)
 provided by operating activities:
 Depreciation and amortization                51,000      55,000      102,000
 Loss on write down marketable
  equity securities                             -        341,000         -
 Changes in operating assets and
  liabilities:
 (Increase) decrease in trade
   accounts receivable                   (   146,000)    486,000      250,000
 (Increase) decrease in inventories      (   738,000)     73,000      134,000
 (Increase) decrease in other assets     (    55,000)     29,000  (    44,000)
 Increase (decrease) in accounts payable      17,000 (    16,000) (    20,000)
 Increase (decrease) in accrued
   expenses                                   93,000 (    70,000) (    67,000)
                                          ----------  ----------   ----------

Total adjustments                        (   778,000)    898,000      355,000
                                          ----------  ----------   ----------
 Net cash (used in) provided by
   operating activities                  (   750,000)    124,000      185,000
                                          ----------  ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
   leasehold improvements                (   105,000)(    57,000) (    11,000)
 Proceeds from sale of marketable
   securities & equipment                     82,000      91,000       10,000
 Purchase of marketable securities       (   109,000)(   226,000) (   284,000)
                                          ----------  ----------   ----------
 Net cash used in investing activities   (   132,000)(   192,000) (   285,000)
                                          ----------  ----------   ----------










CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit                   -        460,000         -
 Payments of line of credit                     -    (   460,000)        -
                                          ----------  ----------   ----------
 Net cash used in financing activities          -           -            -
                                          ----------  ----------   ----------


NET DECREASE IN CASH
 AND CASH EQUIVALENTS                    (   882,000)(    68,000) (   100,000)


CASH AND CASH EQUIVALENTS,
 beginning of year                         1,792,000   1,860,000    1,960,000
                                          ----------  ----------   ----------
CASH AND CASH EQUIVALENTS,
 end of year                              $  910,000  $1,792,000   $1,860,000
                                          ==========  ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

 Cash paid during the year for:
 Interest                                 $   13,000  $   14,000   $   13,000
 Income taxes                             $    1,000  $    1,000   $    1,000



              See notes to consolidated financial statements.


                     CERTRON CORPORATION AND SUBSIDIARY
                     ----------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
               -------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
 Principles of Consolidation
 ---------------------------
 The consolidated financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A. (collectively the "Company"). All material intercompany profits, transactions and balances have been eliminated.
 Translation of Foreign Currencies
 ---------------------------------
 All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rates for the year. Since foreign activities are considered to be an extension of the U.S. operations, the gain or loss resulting from remeasuring these transactions into U.S. dollars are included in operations.
 Cash and Cash Equivalents
 -------------------------
 For purposes of these financial statements, the Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents. Inventories
 -----------
 Inventories are stated at the lower of cost (first-in, first-out method) or market.
 Equipment and Leasehold Improvements
 ------------------------------------
 Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the applicable lease terms.
 Marketable Equity Securities
 ----------------------------
 The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
 115), for the year ended October 31, 1994. In accordance with FAS 115, prior years' financial statements were not restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115 in 1994.

 Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 1996, the Company had no investments that qualified as trading or held to maturity.

 Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.

 Taxes on Income
 ---------------
 The Company files tax returns excluding its subsidiary for federal tax purposes and combined returns with its subsidiary for state purposes.

 For the year ended October 31, 1994, the Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes", (FAS 109). The Company previously used the deferred method. The accumulated effect of the change in accounting principle on the Company's October 31, 1994 financial statement was insignificant and, accordingly, has been given no accounting recognition in the statement of operations.

 FAS 109 requires an asset and liability approach that recognizes current and deferred taxes payable or refundable as a result of all events that have been recognized in the financial statements or income tax returns as measured by the provisions of enacted tax laws.

 Income (Loss) Per Common Share
 ------------------------------
 Income (loss) per common share is based on the weighted average number of common shares outstanding during the year and the effect of common stock equivalents, if dilutive.

 Estimates
 ---------
 In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments
 -----------------------------------
 The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, the carrying amount approximate fair value due to their short maturities.

 Concentrations and Uncertainties
 --------------------------------
 For fiscal year 1996, the Company's ten largest customers accounted for approximately 82% of the Company's net sales. Two of these customers accounted for 22% and 20% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term affect on the Company's financial position, results of operations and cash flows. The Company has been informed by one of these customers that it will no longer use the Company as a major supplier after February 1997.

 The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its products. There are substantial competitors in each of the Company's markets that have greater resources than the Company in order to gain more recognition.

 The Company purchases substantially all of its materials for audio and video cassettes from sources both in the Far East and Mexico.

                                    16
 Recently Issued Accounting Pronouncement
 ----------------------------------------
 In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) effective for fiscal years beginning after December 15, 1995. FAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation. If the Company were to retain its current implicit value based method, it will be required to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company intends to continue accounting for stock options under the APB 25 based method.

Note 2 - Note Receivable
------------------------
 The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 Bankruptcy Proceeding. Pending disposition of the Bankruptcy proceeding, maker agreed to pay interest on the note. The cost of the collection of the note, carried as a receivable, is $68,000 as of October 31, 1996. It is anticipated that an additional $7,000 in costs will be spent on collection prior to effectiveness of the plan of reorganization. In October 1996, the Bankruptcy Court entered an order confirming the plan of reorganization which subsequently become effective. Under the plan, the basic note of $250,000 together with the total costs of collection, was modified so that it bears interest at the rate of 12 3/4% per annum and is due and payable on or before August 1, 1998. The Company believes that the collateral is sufficient to cover all amounts due.

Note 3 - Marketable Securities
------------------------------
 The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1995 and 1996. The investments in equity securities at October 31, 1995 had an original cost of $87,000 and a fair value of $115,000, resulting in gross unrealized gains of $31,000 and gross unrealized losses of $3,000 respectively. The investments in equity securities at October 31, 1996 have an original cost of $114,000 and a fair value of $101,000, resulting in gross unrealized gains of $3,000 and gross unrealized losses of $16,000, respectively.

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

 The Company's Executive Stock Option Plan (the "Executive Plan") was approved by stockholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 2005. The increase in the number of shares and the extension of the expiration date of the plan were approved by stockholders in March 1995. Options under the plan have been reserved for issuance to officers, directors and key employees.

 Options under both Plans may be exercised in various installments, may not be exercised beyond ten years and the option price may not be less than the fair market value of the common stock on the date the option is granted.

                                        Options
                             Shares   granted and                    Options
  1983 Stock Option Plan    reserved  outstanding   Price Range    Exercisable
--------------------------  --------  -----------   -----------    -----------

 Balance, October 31, 1993     -        153,000    $.937 - $1.66

 Cancelled                     -       ( 20,000)   $.937 - $1.50
                            --------    -------
 Balance, October 31, 1994              133,000    $.937 - $1.66

 Cancelled                             (  9,000)   $.968 - $1.50
                            --------    -------
 Balance, October 31, 1995     -        124,000    $.968 - $1.50

 Cancelled                     -       ( 60,000)   $.968
                            --------    -------
 Balance, October 31, 1996     -         64,000    $.968 - $1.66     64,000
                            ========    =======                      ======














                                        Options
 Executive Stock             Shares   granted and                   Options
   Option Plan              reserved  outstanding   Price Range   Exercisable
--------------------------  --------  -----------   -----------   -----------

 Balance, October 31, 1993   10,000     140,000    $1.060 - $1.719

 Cancelled                   60,000    ( 60,000)   $1.625
                            -------     -------
 Balance, October 31, 1994   70,000      80,000    $1.060 - $1.719

 Increase in Shares Reserved
  for Issuance              150,000
 Granted                   ( 10,000)     10,000    $0.810
 Cancelled                   20,000    ( 20,000)   $1.060 - $1.719
                            -------     -------
 Balance, October 31, 1995  230,000      70,000    $0.810 - $1.375

 Granted                   ( 64,500)     64,500    $1.00
 Cancelled                   30,000    ( 30,000)   $1.375
                            -------     -------
 Balance, October 31, 1996  195,500     104,500    $0.810 - $1.375   40,000
                            =======     =======                      ======






























Note 6 - Taxes on Income
------------------------

 The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

 A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                           Year Ended October 31,
                                       ------------------------------
                                       1996        1995         1994
                                       -----       -----        -----
   Statutory rate                      34.0%      (34.0%)      (35.0%)
   State taxes, net of
      federal benefit                   3.5          .1           .6
   Unrecognized benefit (utilization)
      of net operating losses         (34.0 )      33.9         34.4
                                       -----      ------        ------
   Effective tax rate                   3.5%         - %       (  -  %)
                                       =====      ======        ======

 For federal income tax return purposes, net operating losses of approximately $2,371,000 are available through October 31, 2005. For state income tax purposes, net operating losses of approximately $1,048,000 which expire beginning October 31, 1995. The company also has general business credit carry forwards totalling $96,000 that expire in fiscal year 2000.

 Significant components of the Company's deferred tax liabilities for income taxes consist of the following:

                                          October 31,   October 31,
                                              1996           1995
                                           ----------     ----------
   Net operating loss carry forward        $  873,000     $  947,000
   Vacation and severance accruals             69,000         72,000
   Allowance for bad debts                     16,000         16,000
   Inventory                                  172,000        124,000
   Depreciation                                 9,000           -
   Loss on marketable equity securities       136,000        136,000
   General business credit                     96,000         42,000
                                           ----------     ----------
      Total deferred tax assets             1,371,000      1,337,000
   Valuation allowance for deferred
      tax assets                          ( 1,371,000)   ( 1,337,000)
                                           ----------     ----------
                                           $     -        $     -

 The deferred tax assets have been offset in entirety by a valuation allowance due to the uncertainty of their realization.



Note 7 - Commitments
--------------------


  Operating Leases -

  The Company leases office, production and warehouse facilities under long-term operating leases. The Company leases its office space from Louart Corporation ("Louart"), a stockholder of the Company. Aggregate minimum net lease payments under non-cancelable operating leases having initial or remaining terms of more than one year are as follows:

           Year Ending    Related
           October 31,     Party
           -----------    -------
              1997          88,000
              1998          73,000
                          --------
                          $161,000







  Total rental expense charged to operations amounted to $199,000, $183,000 and $443,000 for the years ended October 31, 1996, 1995 and 1994 respectively. Rent paid to Louart for the years ended October 31, 1996, 1995 and 1994 totalled $144,000, $130,000 and $138,000 respectively.

  Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

  Employment Contract -

  On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal year ended October 31, 1996, the Chairman and CEO voluntarily reduced his compensation to $175,000 for that year.


Note 8 - Industry Segment Information
-------------------------------------

  The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

  Sales to two single customers in the magnetic media products field accounted for $2,249,473 (41.8% of total magnetic media sales) in 1996; $819,000 (21%
  of total magnetic media sales) and $494,000 (12.6%) in 1995 and $713,000 (17%) and $452,000 (11%) in 1994. Receivables from these customers totalled $172,000 and $56,000, respectively at October 31, 1996.

  Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.



















Financial information for 1996, 1995 and 1994 by industry segment, is summarized as follows:

                                          1996         1995         1994
                                       ----------   ----------   ----------
  Net sales to unaffiliated customers:
   Magnetic media products             $5,382,000   $3,895,000   $4,182,000
   Contract assembly                       -             5,000    3,769,000
                                       ----------   ----------   ----------
   Consolidated                        $5,382,000   $3,900,000   $7,951,000
                                       ==========   ==========   ==========
  Operating profit:
   Magnetic media products             $  911,000   $  365,000   $  377,000
   Contract assembly                       -            -           404,000
                                       ----------   ----------   ----------
                                          911,000      365,000      781,000

  General corporate expenses          (   978,000) (   961,000) ( 1,034,000)
  Realized loss on marketable
    securities                             -       (   341,000)      -
  Interest expense                    (    13,000) (    14,000) (    13,000)
  Other income-interest                   109,000      178,000       97,000
                                       ----------    ----------   ---------
  Income (loss) before taxes on income
    (benefit) and extraordinary credit $   29,000  ($  773,000) ($  169,000)
                                       ==========   ==========   ==========

  Identifiable assets:
   Magnetic media products             $2,652,000   $1,638,000   $2,387,000
   Contract assembly                       -            -           340,000
                                       ----------   ----------   ----------
      Total identifiable assets         2,652,000    1,638,000    2,727,000

   General corporate assets             1,410,000    2,327,000    1,983,000
                                       ----------   ----------   ----------
      Total assets                     $4,062,000   $3,965,000   $4,710,000
                                       ==========   ==========   ==========

  Depreciation and amortization:
   Magnetic media products             $   51,000   $   55,000   $  102,000
   Contract assembly                       -            -            -
                                       ----------   ----------   ----------
      Total depreciation and
      amortization                     $   51,000   $   55,000   $  102,000
                                       ==========   ==========   ==========
  Capital expenditures:
   Magnetic media products             $  105,000   $   57,000   $   11,000
   Contract assembly                       -             -            -
                                       ----------   ----------   ----------
       Total capital expenditures      $  105,000   $   57,000   $   11,000
                                       ==========   ==========   ==========


  Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $411,000
  (1996), $359,000 (1995), and  $3,225,000 (1994).  The net book value of tangible identifiable assets of the subsidiary amounted to $97,000 at October 31, 1996.


Note 9 - Related Party Transactions
-----------------------------------

  The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, and an automobile. These fees are included in selling, general and administrative expenses.

  The payments made to Louart for these items are as follows:

           1996     $256,000
           1995     $259,000
           1994     $231,000



Note 10 - Cash
--------------

  The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1996, uninsured portions of balances held at those bank aggregated to $599,000.

























Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------


     There have been no reported disagreements on any matter of accounting principles or practices or financial statement disclosure of a kind described in Item 304 of Regulation S-K.







                                 PART III



  The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 1996, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 8, not later than the end of the 120-day period.































                                    23
                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------


(a) 1.FINANCIAL STATEMENTS

    The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


    Report of Independent  Certified Public Accountants -
      Singer Lewak Greenbaum & Goldstein LLP                            10
    Consolidated balance sheets - October 31, 1996 and 1995             11
    Consolidated statements of operations - years ended
      October 31, 1996, 1995 and 1994                                   12
    Consolidated statements of stockholders' equity - years
      ended October 31, 1996, 1995 and 1994                             13
    Consolidated statements of cash flows - years ended
      October 31, 1996, 1995 and 1994                                   14
    Notes to consolidated financial statements                          15


 2. FINANCIAL STATEMENT SCHEDULES

    Schedule II - Valuation and qualifying accounts                     26


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

    *10.4   Registrant's 1989 Stock Option  Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

    *10.5   Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended October 31, 1995.)

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

    23      Singer Lewak Greenbaum and Goldstein LLP consent.

    27      Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1996, no reports on form 8-K were filed by Registrant.

                    CERTRON CORPORATION AND SUBSIDIARY
                    ----------------------------------

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              -----------------------------------------------



                              Balance at Additions    Balance at   Balance at
                              beginning  charged to   accounts      end of
Classifications               of period    expense    written off    period
---------------               ---------  ---------    -----------  ----------

YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful
  accounts                     $40,000   (   0  )        0          $40,000
                               =======    ======       ======       =======

YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful
  accounts                     $71,000       0         31,000       $40,000
                               =======    ======       ======       =======


YEAR ENDED OCTOBER 31, 1994
  Allowance for doubtful
  accounts                     $65,000     6,000         0          $71,000
                               =======    ======       ======       =======



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)   CERTRON CORPORATION

BY (SIGNATURE)     /s/ Marshall I. Kass
(NAME AND TITLE)   Marshall I. Kass
                   Chairman of the Board and
                   Chief Executive and
                   Operating Officer
                   January 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)      /s/ Marshall I. Kass
(NAME AND TITLE)    Marshall I. Kass
                    Chairman of the Board and
                    Chief Executive Officer and Director
                    (Principal Executive Officer and
                    Principal Financial Officer)
                    January 28, 1997

BY (SIGNATURE)      /s/ Jonathan F. Kass
(NAME AND TITLE)    President and Director
                    January 28, 1997


BY (SIGNATURE)      /s/ Michael S. Kass
(NAME AND TITLE)    Michael S. Kass
                    Executive Vice President and Director
                    January 28, 1997


BY (SIGNATURE)      /s/ Susan E. Kass
(NAME AND TITLE)    Secretary-Treasurer and Director
                    January 28, 1997

BY (SIGNATURE)      /s/ Jesse A. Lopez
(NAME AND TITLE)    Jesse A. Lopez
                    Corporate Controller and Director
                    (Principal Accounting Officer)
                    January 28, 1997


BY (SIGNATURE)      /s/ Herbert Bronsten
(NAME AND TITLE)    Director
                    January 28, 1997


BY (SIGNATURE)      /s/ Rogelio Buenrostro
(NAME AND TITLE)    Director
                    January 28, 1997

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

    *10.4 Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

    *10.5 Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended October 31, 1995.)

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

    23   Singer Lewak Greenbaum and Goldstein LLP consent.

    27   Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1996, no reports on form 8-K were filed by Registrant.

/TEXT>