Form 10-Q
period 1997-01-31
CERTRON CORP
filed 1997-03-14
CIK 19002










































 PART I.   FINANCIAL INFORMATION
           ---------------------

     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                    ----------------------------------
                            ($ in Thousands)
                                                January 31,       October 31,
                                                   1997              1996
                                                -----------       -----------
              ASSETS                            (Unaudited)
------------------------------------
  CURRENT ASSETS:
  Cash and cash equivalents                       $1,264            $  910
  Trade accounts receivable, net                     561               527
  Inventories:
      Finished products                            1,138             1,390
      Raw materials                                  262               464
      Work in process                                  8                14
                                                  ------            ------
          Total inventories                        1,408             1,868
  Other current assets                               141               193
                                                  ------            ------
      Total current assets                         3,374             3,498
                                                  ------            ------
NOTE RECEIVABLE                                      326               250
                                                  ------            ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                            317               314
  Dies and molds                                     312               233
  Furnitures, fixtures and
      leasehold improvements                         222               222
                                                  ------            ------
                                                     851               769
          Less accumulated depreciation
              and amortization                   (   603)          (   588)
                                                  ------            ------
          Net equipment and leasehold
              improvements                           248               181
                                                  ------            ------
MARKETABLE SECURITIES                                141               101

OTHER ASSETS                                          32                32
                                                  ------            ------
      TOTAL ASSETS                                $4,121            $4,062
                                                  ======            ======










  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $  -              $   17
  Accrued advertising                                340               314
  Accrued professional fees                           54                66
  Accrued payroll and related items                  162               171
  Other accrued expenses                             137               139
                                                  ------            ------
      Total current liabilities                      693               707
                                                  ------            ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value;
      stated value $1 per share;
      authorized 10,000,000 shares;
      issued 3,128,000                             3,128             3,128
  Additional paid-in capital                       1,824             1,824
  Net unrealized (loss) gain on marketable
      equity securities                          (     4)          (    13)
  Accumulated deficit                            ( 1,520)          ( 1,584)
                                                  ------            ------
      Total stockholders' equity                   3,428             3,355
                                                  ------            ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $4,121            $4,062
                                                  ======            ======

              See notes to consolidated financial statements
                                       1
































                     CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                             ($ in Thousands)
                                                 For the Three Months Ended
                                                 --------------------------
                                                   01-31-97       01-31-96
                                                 ------------   -----------
                                                 (Unaudited)    (Unaudited)

NET SALES                                           $1,489        $1,002
                                                    ------        ------
COST AND EXPENSES
     Cost of products sold                           1,037           761
     Selling, general & administrative                 396           313
     Depreciation and amortization                      15            12
                                                    ------        ------
     Total costs and expenses                        1,448         1,086
                                                    ------        ------

Income (loss) before other income and expenses          41       (    84)

Other income - Interest                                 24            29
                                                    ------        ------
Net income (loss) before provision                  $   65       ($   55)

Provision for taxes                                      1             0
                                                    ------        ------
Net income (loss)                                   $   64       ($   55)
                                                    ======        ======


PER SHARE INFORMATION:

Net income (loss) per share                         $  .02       ($  .02)
                                                    ======        ======

Average number of common shares
     outstanding                                 3,128,000     3,128,000
                                                 =========     =========

              See notes to consolidated financial statements

                       CERTRON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             ($ in Thousands)

                                                   For the Three Months Ended
                                                   --------------------------
                                                     01-31-97      01-31-96
                                                   ------------   -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   $   64        ($   55)
                                                      ------         ------
  Adjustment to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                        15             12
     Changes in operating assets and liabilities:
     Increase in trade accounts receivable           (    34)       (    65)
     Decrease (Increase) in inventories                  460        (   553)
     (Increase) Decrease in other assets             (    24)            50
     Decrease in trade accounts payable              (    17)             0
     Increase in accrued expenses                          3             47
                                                      ------         ------


  Net cash provided by (used in) operating
          activities                                     467       (   564)

CASHED FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (    82)      (    18)
  Proceeds from sale of marketable securities             -             56
  Purchase of marketable securities                  (    31)      (    16)
                                                      ------        ------

NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                       354       (   542)


CASH AND CASH EQUIVALENTS, beginning of quarter          910         1,792
                                                      ------        ------


CASH AND CASH EQUIVALENTS, end of quarter             $1,264        $1,250
                                                      ======        ======


              See notes to consolidated financial statements

                      CERTRON CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                  For the Three Months Ended January 31, 1997
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1996, the Company reported net sales of $5,382,000 and a net income of $28,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

     The company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 1997 the Company had no investments that qualified as trading or held to maturity.

     Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.


NOTE C - NOTE RECEIVABLE

     The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 Bankruptcy Proceeding. Pending disposition of the Bankruptcy proceeding, maker agreed to pay interest on the note. The cost of the collection of the note, carried as a receivable, was $68,000 as of October 31, 1996. It is anticipated that an additional $7,000 in costs was spent on collection prior to effectiveness of the plan of reorganization. In October 1996, the Bankruptcy Court entered an order confirming the plan of reorganization which subsequently become effective. Under the plan, the basic note of $250,000 together with the total costs of collection, was modified so that it bears interest at the rate of 12 3/4% per annum and is due and payable on or before August 1, 1998. For the first quarter of 1997, the modified amount is reflected at $325,791. Management believes that the collateral is sufficient to cover all amounts due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       As set forth in the following chart, the Company's current ratio was
4.87 to 1 at January 31, 1997.

                                 01/31/97       10/31/96
                                ----------     ----------
  Working capital               $2,681,000     $2,791,000
  Current ratio                  4.87 to 1      4.95 to 1

  The Company's liquidity has been generated from internally generated funds and, prior to 1995, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings. At January 31, 1997, the Company had no material commitments for capital expenditures.

  The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. The Company has been attempting to become a private label manufacturer of magnetic media products for several large national and international companies and has had some success in obtaining orders which resulted in increased fiscal 1996 and first quarter fiscal 1997 sales.

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

RESULTS OF OPERATIONS

First Quarter Fiscal 1997 compared to First Quarter Fiscal 1996
---------------------------------------------------------------

     During the first quarter of fiscal 1997, the Company had a net income of $64,000, compared to a net loss of $55,000 in the first quarter of fiscal 1996. The increase in the net income for the first quarter of fiscal 1997 compared to the first quarter of 1996 was due to increase in gross margin of $211,000 offset by increase of $86,000 in overhead expense, increase of $1,000 in taxes and a decrease in interest income of $5,000.

     Net sales were $1,489,000 for the first quarter of 1997 as compared to sales of $1,002,000 in the first quarter of 1996. The increase of $487,000 or 48.6% was primarily the result of sales to two major private label users of magnetic media products. In the fourth quarter of fiscal 1996, the Company was informed by one of those private label customers that following delivery of products ordered for early February 1997, such Customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $309,600 of the Company's net sales for the first quarter ended January 31, 1997. The customer indicated, however, that it will continue to purchase other private label audio products from the Company. At the same time, another private label customer which accounted for approximately $208,450 of the Company's net sales during fiscal 1996 projected increased purchases beginning December 1996. Although net sales to this customer during the first quarter of fiscal 1997 were approximately $172,890, these projections have not been met and the Company anticipates that sales to this customer for the second quarter of fiscal 1997 will be lower than during the first quarter and that the Company's sales will decline in the second quarter of fiscal 1997. Whether the Company's fiscal 1997 magnetic media sales will be materially reduced when compared to fiscal 1996 magnetic media sales will be dependent upon whether purchases by this customer will increase a sufficient amount during fiscal 1997, so as to offset the reduced purchases (estimated at $556,300 for fiscal 1997 when compared to fiscal 1996) from the other private label customer.

     Gross margins increased by $211,000 for the quarter ended January 31, 1997, to $452,000 in the first quarter of fiscal 1997 from $241,000 in the first quarter of fiscal 1996. The primary reason for the increase is due to increased magnetic media sales.

     Due to the increase in net sales, selling, general and administrative expenses increased by $83,000 during the first quarter of fiscal 1997 from $313,000 in the first quarter of fiscal 1996 compared to $396,000 in the first quarter of fiscal 1997.

     The Company has not recorded a provision for federal income tax for first quarter of 1997 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 1997, the Company held common stocks which had a cost of approximately $145,000 and market value of approximately $141,000.
                                      6

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $4,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements
--------------------------

  The Company's statements herein which are not historical facts, including statements as to the Company's sales of magnetic media products beginning in the second quarter of the 1997 fiscal year and the effect on the Company's magnetic media segment and sales on account of the expected reduction in fiscal 1997 sales of certain private label audio products which contributed $309,600 to sales in the first quarter of fiscal 1997, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaing its current customer base, the obtaining of increased orders from a private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.



















                                       7










PART II.    OTHER INFORMATION.
            ------------------

  Item 6.   Exhibit and Reports on Form 8-K
  ------

  (a)       Exhibits:

            27 - Financial Data Schedule


  (b)       Reports on Form 8-K:

            During the quarter ended January 31, 1997, no reports on Form 8-K were filed.





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



(REGISTRANT)                    CERTRON CORPORATION




BY  (SIGNATURE)                 /s/ Jesse  A. Lopez
                                -------------------

                                Jesse A. Lopez
                                Controller
                                (Principal Accounting Officer)






BY  (SIGNATURE)                 /s/ Marshall I. Kass
                                --------------------
                                Marshall I. Kass
                                Chairman of the Board and
                                Chief Executive Officer





                                       8



                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE

27               Financial Data Schedule









































                                       9