Form 10-Q
period 1997-04-30
CERTRON CORP
filed 1997-06-02
CIK 19002










































 PART I.   FINANCIAL INFORMATION
           ---------------------

     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                    ----------------------------------
                             ($ in Thousands)
                                                    April 30,     October 31,
                                                      1997           1996
                                                   -----------    ----------
             ASSETS                                (Unaudited)
-----------------------------------
  CURRENT ASSETS:
  Cash and cash equivalents                            $1,146        $  910
  Trade accounts receivable, net                          330           527
  Inventories:
      Finished products                                 1,233         1,390
      Raw materials                                       292           464
      Work in process                                       9            14
                                                       ------        ------
          Total inventories                             1,534         1,868
   Other current assets                                   181           193
                                                       ------        ------
       Total current assets                             3,191         3,498
                                                       ------        ------
NOTE RECEIVABLE                                           325           250
                                                       ------        ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                 323           314
  Dies and molds                                          312           233
  Furnitures, fixtures and
      leasehold improvements                              222           222
                                                       ------        ------
                                                          857           769
          Less accumulated depreciation
              and amortization                        (   618)      (   588)
                                                       ------        ------
          Net equipment and leasehold
              improvements                                239           181
                                                       ------        ------
MARKETABLE SECURITIES                                     149           101

OTHER ASSETS                                               32            32
                                                       ------        ------
      TOTAL ASSETS                                     $3,936        $4,062
                                                       ======        ======










  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                     $    0        $   17
  Accrued advertising                                     226           314
  Accrued professional fees                                38            66
  Accrued payroll and related items                       169           171
  Other accrued expenses                                   89           139
                                                       ------        ------
      Total current liabilities                           522           707
                                                       ------        ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; stated value
      $1 per share;  authorized 10,000,000
      shares;  issued 3,128,000                         3,128         3,128
  Additional paid-in capital                            1,824         1,824
  Net unrealized (loss) gain on marketable
      equity securities                               (    23)      (    13)
  Accumulated deficit                                 ( 1,515)      ( 1,584)
                                                       ------        ------
      Total stockholders' equity                        3,414         3,355
                                                       ------        ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $3,936        $4,062
                                                       ======        ======

              See notes to consolidated financial statements





                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                            ($ in Thousands)

                    Three Months Ended April 30,   Six Months Ended April 30,
                    ----------------------------   --------------------------
                            1997         1996            1997         1996
                         ----------   ----------      ----------   ----------
                               (Unaudited)                  (Unaudited)

NET SALES                   $1,159       $1,686           $2,648      $2,688
                            ------       ------           ------      ------

COST AND EXPENSES
  Cost of products
   sold                        832        1,198            1,869       1,959
  Selling, general
   & administrative            334          385              730         698
  Depreciation and
   amortization                 16           12               30          24
                            ------       ------           ------      ------
  Total costs and
   expenses                  1,182        1,595            2,629       2,681
                            ------       ------           ------      ------
(Loss) income before
  other income
  and expenses             (    23)          91               19           7

Other income -
  Interest                      28           28               51          57
                            ------       ------           ------      ------
Net income
  before provision          $    5       $  119           $   70      $   64

Provision for taxes            -              1                1           1
                            ------       ------           ------      ------
Net income                  $    5       $  118           $   69      $   63
                            ======       ======           ======      ======


PER SHARE INFORMATION:

Net income
  per share                 $  -         $  .04           $  .02      $  .02
                            ======       ======           ======      ======
Average number of
  common shares
  outstanding            3,128,000    3,128,000        3,128,000   3,128,000
                         =========    =========        =========   =========


              See notes to consolidated financial statements

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                             ($ in Thousands)


                                                  Six Months Ended April 30,
                                                  --------------------------
                                                      1997           1996
                                                  -----------    -----------
                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $   69         $   63
                                                      ------         ------

  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                         30             24
    Changes in operating assets and liabilities:
    Decrease in trade accounts receivable                197             37
    Decrease (Increase) in inventories                   334        (   515)
    (Increase) Decrease in other assets              (    63)            41
    Decrease in trade accounts payable               (    17)             0
    Increase in accrued expenses                     (   168)       (    71)
                                                      ------         ------

  Net cash provided by (used in) operating
    activities                                           382        (   421)
                                                      ------         ------
CASHED FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (    88)       (    38)
  Proceeds from sale of marketable securities              2             82
  Purchase of marketable securities                  (    60)       (    16)
                                                      ------         ------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES  (   146)            28
                                                      ------         ------
NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                       236        (   393)
                                                      ------         ------

CASH AND CASH EQUIVALENTS, beginning of period           910          1,792
                                                      ------         ------

CASH AND CASH EQUIVALENTS, end of period              $1,146         $1,399
                                                      ======         ======

              See notes to consolidated financial statements


                     CERTRON CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 For the Three Months Ended April 30, 1997
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

     The results for such six-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1996, the Company reported net sales of $5,382,000 and a net income of $28,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

     The company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1997 the Company had no investments that qualified as trading or held to maturity.

     Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.


NOTE C - NOTE RECEIVABLE

     The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 Bankruptcy Proceeding. Pending disposition of the Bankruptcy proceeding, maker agreed to pay interest on the note. The cost of the collection of the note, carried as a receivable, was $68,000 as of October 31, 1996. An additional $7,000 in costs was spent on collection prior to effectiveness of the plan of reorganization. In October 1996, the Bankruptcy Court entered an order confirming the plan of reorganization which subsequently become effective. Under the plan, the basic note of $250,000 together with the total costs of collection, was modified so that it bears interest at the rate of 12 3/4% per annum and is due and payable on or before August 1, 1998. For the second quarter of 1997, the modified amount is reflected at $325,791. Management believes that the collateral is sufficient to cover all amounts due.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As set forth in the following chart, the Company's current ratio was
6.11 to 1 at April 30, 1997.

                                 04/30/97       10/31/96
                                ----------     ----------
  Working capital               $2,669,000     $2,791,000
  Current ratio                  6.11 to 1      4.95 to 1

      The Company's liquidity has been generated from internally generated funds and, prior to 1995, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company concluded not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings. At April 30, 1997, the Company had no material commitments for capital expenditures.

      The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. The Company has been attempting to become a private label manufacturer of magnetic media products for several large national and international companies and has had some success in obtaining orders which resulted in increased fiscal 1996 and first quarter fiscal 1997 sales.
Second quarter sales dropped as a result of decrease sales to private label customers. Sales to the third and fourth quarter of fiscal 1997 are expected to be substantially below the third and fourth quarter of fiscal 1996 due to a decrease in orders from private label manufacturers.

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


RESULTS OF OPERATIONS
---------------------

Second Quarter Fiscal 1997 compared to Second Quarter Fiscal 1996
-----------------------------------------------------------------

     During the second quarter of fiscal 1997, the Company had a net income of $5,000, compared to net income of $118,000 in the second quarter of fiscal 1996. The decrease in the net income for the second quarter of fiscal 1997 compared to the second quarter of 1996 was primarily due to a decrease in net sales with an attendant decrease in gross margin of $161,000 offset by decrease of $48,000 in overhead expense and taxes.

     Net sales were $1,159,000 for the second quarter of 1997 as compared to sales of $1,686,000 in the second quarter of 1996. The decrease of $527,000 or 31.25% was primarily the result of a decrease in sales to one major private label user of magnetic media products of $268,000, a decrease in sales of video cassettes of $142,000 and a decrease in other magnetic media sales of $117,000. In the fourth quarter of fiscal 1996, the Company was informed by this major private label customer that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $164,000 and $474,000 of the Company's net sales for the second quarter and six months ended April 30, 1997, respectively. In the second quarter of fiscal 1997, the customer advised the Company that it would resume purchasing those private label audio products, at a reduced level, for the balance of the calendar year 1997 with sales beginning in September 1997. In addition, this customer has continued to purchase other private label audio products from the Company. Also in the fourth quarter of 1996, another private label customer which accounted for approximately $208,450 of the Company's net sales during fiscal 1996 projected increased purchases beginning December 1996. Although net sales to this customer during the second quarter and six months ended April 30, 1997 were approximately $56,000 and $228,893, respectively, these projections have not been met and the Company anticipates that sales to this customer for the third quarter of fiscal 1997 may not be greater than during the second quarter and that the Company's sales will decline in the third quarter of fiscal 1997. Whether the Company's fiscal 1997 magnetic media sales will be materially reduced when compared to fiscal 1996 magnetic media sales will be dependent upon whether purchases by this customer will increase a sufficient amount during fiscal 1997, so as to offset the reduced purchases (estimated at $556,300 for fiscal 1997 when compared to fiscal 1996) from the other private label customer.

     Gross margins decreased by $161,000 for the quarter ended April 30, 1997, from $488,000 in the second quarter of fiscal 1996 to $327,000 in the second quarter of fiscal 1997. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $51,000 during the second quarter of fiscal 1997 from $385,000 in the second quarter of fiscal 1996 compared to $334,000 in the second quarter of fiscal 1997.

     The Company has not recorded a provision for federal income tax for first quarter of 1997 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.



     The Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1997, the Company held common stocks which had a cost of approximately $172,000 and market value of approximately $149,000.


     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $23,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.




Six Months Fiscal 1997 compared to Six Months Fiscal 1996
---------------------------------------------------------

     For the first six months of fiscal 1997, the Company had a net income of $69,000, compared to a net income of $63,000 for the first six months of fiscal 1996.

     Net sales were $2,648,000 for the first six months of 1997 as compared to sales of $2,688,000 for the first six months of 1996. The decrease of $40,000 or 1.5% was primarily the result of a decrease in sales of magnetic media products in the second quarter of fiscal 1997. In the fourth quarter of fiscal 1996, the Company was informed by a major private label customer of magnetic media products that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $474,000 of the Company's net sales for the six month ended April 30, 1997. In the second quarter of fiscal 1997, the customer advised the Company that it would resume purchasing those private label audio products, at a reduced level, for the balance of the calendar year 1997 with sales beginning in September 1997. In addition, this customer has continued to purchase other private label audio products from the Company. Also in the fourth quarter of 1996, another private label customer which accounted for approximately $208,450 of the Company's net sales during fiscal 1996 projected increased purchases beginning December 1996. Although net sales to this customer during the first six months of fiscal 1997 were approximately $228,893, these projections have not been met and the Company anticipates that sales to this customer for the third quarter of fiscal 1997 may not be greater than the $56,000 of net sales to this customer during the second quarter and that the Company's sales will decline in the third quarter of fiscal 1997. Whether the Company's fiscal 1997 magnetic media sales will be materially reduced when compared to fiscal 1996 magnetic media sales will be dependent upon whether purchases by this customer will increase a sufficient amount during fiscal 1997, so as to offset the reduced purchases (estimated at $556,300 for fiscal 1997 when compared to fiscal 1996) from the other private label customer.

     Gross margins increased by $50,000 for the first six months of fiscal 1997, from $729,000 for the first six months of fiscal 1996 to $779,000 for the first six months of fiscal 1997. The primary reason for the increase is due to sales of magnetic media with a certain marginal profit return.




     Selling, general and administrative expenses increased by $32,000 during the first six months of fiscal 1997 from $698,000 for the first six months of fiscal 1996 compared to $730,000 for the first six months of fiscal 1997, due to the increase in personnel expense of $50,000, supplies of $37,000 offset by decrease in advertising expense of $30,000 and other miscellaneous expense of $25,000.

     The Company has not recorded a provision for federal income tax for first quarter of 1997 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.









     The Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1997, the Company held common stocks which had a cost of approximately $172,000 and market value of approximately $149,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $23,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's sales of magnetic media products for the third quarter of the 1997 fiscal year and the effect on the Company's magnetic media segment and sales on account of the expected reduction in fiscal 1997 sales of certain private label audio products which contributed $474,000 to sales for the first six months of fiscal 1997, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from the private label customer which had forecasted increased purchases beginning in December 1996, whether and in what volumes the private label customer resumes purchasing private label audio products begining in September 1997, the Company's ability to obtain additional customers and business, pricing factors and competition.


Recently Issued Accounting Pronouncement
----------------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which is effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. The Company has not yet determined the effect of adopting SFAS No. 128.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.
                                      8
PART II.    OTHER INFORMATION.
            ------------------

  Item 4.   Submission of Matters to a Vote of Security Holders.
  -------

  (a)  On March 25, 1997, the Registrant held its Annual Meeting of
Shareholders.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

  (c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

                                                Broker
          Name            Vote For  Withheld  non-votes
          ----           ---------  --------  ---------

     Marshall I. Kass    2,677,974     7,325    101,370
     Jonathan F. Kass    2,677,974     7,325    101,370
     Michael S. Kass     2,677,974     7,325    101,370
     Susan E. Kass       2,677,974     7,325    101,370
     Herbert Bronsten    2,676,188     9,111    101,370
     Rogelio Buenrostro  2,679,674     5,625    101,370
     Jesse A. Lopez      2,679,674     5,625    101,370


     Item 6.   Exhibit and Reports on Form 8-K
     -------
     (a)       Exhibits:

               27 - Financial Data Schedule


     (b)       Reports on Form 8-K:

               During the quarter ended April 30, 1997, no reports on Form 8-K were filed.











                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)                              CERTRON CORPORATION



BY  (SIGNATURE)                 /s/ Jesse  A. Lopez
                                -----------------------------
                                Jesse A. Lopez
                                Controller
                                (Principal Accounting Officer)
                                June 2, 1997





BY   (SIGNATURE)                /s/ Marshall I. Kass
                                -----------------------------
                                Marshall I. Kass
                                Chairman of the Board and
                                Chief Executive Officer
                                June 2, 1997




























                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
---              ----                                    ----


27               Financial Data Schedule