Form 10-Q
period 1997-07-31
CERTRON CORP
filed 1997-10-03
CIK 19002










































 PART I.   FINANCIAL INFORMATION
           ---------------------

     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                             ($ in Thousands)
                                                   July 31,     October 31,
                                                     1997           1996
                                                   --------     -----------
              ASSETS                                    (Unaudited)
------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $1,413       $  910
  Trade accounts receivable, net                        374          527
  Inventories:
      Finished products                               1,141        1,390
      Raw materials                                     310          464
      Work in process                                     9           14
                                                     ------       ------
          Total inventories                           1,460        1,868
  Other current assets                                  118          193
                                                     ------       ------
      Total current assets                            3,365        3,498
                                                     ------       ------
NOTE RECEIVABLE                                         325          250
                                                     ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                               327          314
  Dies and molds                                        312          233
  Furnitures, fixtures and
      leasehold improvements                            224          222
                                                     ------       ------
                                                        863          769
          Less accumulated depreciation
              and amortization                      (   636)     (   588)
                                                     ------       ------
          Net equipment and leasehold
              improvements                              227          181
                                                     ------       ------
MARKETABLE SECURITIES                                    30          101

OTHER ASSETS                                             32           32
                                                     ------       ------
      TOTAL ASSETS                                   $3,979       $4,062
                                                     ======       ======










  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  -         $   17
  Accrued advertising                                   273          314
  Accrued professional fees                              46           66
  Accrued payroll and related items                     170          171
  Other accrued expenses                                104          139
                                                     ------       ------
      Total current liabilities                         593          707
                                                     ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; stated value
     $1 per share; authorized 10,000,000
     shares; issued 3,128,000                        3,128        3,128
  Additional paid-in capital                          1,824        1,824
  Net unrealized gain (loss) on marketable
      equity securities                                   5      (    13)
  Accumulated deficit                               ( 1,571)     ( 1,584)
                                                     ------       ------
      Total stockholders' equity                      3,386        3,355

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $3,979       $4,062
                                                     ======       ======

              See notes to consolidated financial statements
                                       1

































                         CERTRON CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                 ($ in Thousands)


                     Three Months Ended July 31,   Nine Months Ended July 31,
                     ---------------------------   --------------------------
                          1997          1996          1997           1996
                      ------------  ------------   ------------  ------------
                             (Unaudited)                  (Unaudited)


NET SALES                 $  986       $1,395         $3,634        $4,083
                          ------       ------         ------        ------
COST AND EXPENSES
  Cost of products sold      703          993          2,572         2,952
  Selling, general
   & administrative          347          384          1,078         1,083
  Depreciation and
   amortization               18           13             48            36
                          ------       ------         ------        ------
  Total costs and
   expenses                1,068        1,390          3,698         4,071
                          ------       ------         ------        ------
(Loss) income before
  other income
  and expenses           (    82)           5        (    64)           12

Other income -
  Interest                    26           31             78            88
                          ------       ------         ------        ------
Net (loss) income
  before provision       ($   56)      $   36         $   14        $  100

Provision for taxes          -              1              1             1
                          ------       ------         ------        ------

Net (loss) income        ($   56)      $   35         $   13        $   99
                          ======       ======         ======        ======


PER SHARE INFORMATION:

Net (loss) income
  per share              ($  .02)      $  .01         $ .004        $  .03
                          ======       ======         ======        ======
Average number of
  common shares
  outstanding           3,128,000   3,128,000      3,128,000     3,128,000
                        =========   =========      =========     =========


              See notes to consolidated financial statements
                                       2

                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                              ($ in Thousands)

                                                   Nine Months Ended July 31,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------
                                                   (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $   13       $   99
                                                        ------       ------
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                           48           36
    Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts receivable       153      (   174)
    Decrease (increase) in inventories                     408      (   754)
    Increase in other assets                               -        (    48)
    Decrease in trade accounts payable                 (    17)           0
    (Increase) decrease in accrued expenses            (    97)          64
                                                        ------       ------

  Net cash provided by (used in) operating
    activities                                             508      (   777)
                                                        ------       ------
CASHED FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (    94)     (    75)
  Proceeds from sale of marketable securities 172           82
  Purchase of marketable securities                    (    83)     (    96)
                                                        ------       ------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (     5)          89
                                                        ------       ------

NET INCREASE (DECREASE)IN CASH AND
  CASH EQUIVALENTS                                         503      (   866)
                                                        ------       ------


CASH AND CASH EQUIVALENTS, beginning of period             910        1,792
                                                        ------       ------

CASH AND CASH EQUIVALENTS, end of period                $1,413       $  926
                                                        ======       ======

              See notes to consolidated financial statements

                                       3


                    CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

             For the Three and Nine Months Ended July 31, 1997
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three month and nine-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1996, the Company reported net sales of $5,382,000 and a net income of $28,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

The company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At July 31, 1997 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.


NOTE C - NOTE RECEIVABLE

The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 Bankruptcy Proceeding. In October 1996, the Bankruptcy Court entered an order confirming a plan of reorganization which subsequently become effective. Under the plan, the basic note of $250,000 together with the total costs of collection of $75,791, was modified so that it bears interest at the rate of 12 3/4% per annum and is due and payable on or before August 1, 1998. For the third quarter of 1997, the modified amount is reflected at $325,791. In July 1997, upon motion by United States Trustee an order was entered dismissing the Chapter 11 case. The modifications made to the note were not effected by such dismissal, however, and management believes that the collateral is sufficient to cover all amounts due.



                                       4




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As set forth in the following chart, the Company's current ratio was
5.67 to 1 at July 31, 1997.

                                 07/31/97       10/31/96
                                ----------     ----------
  Working capital               $2,772,000     $2,791,000
  Current ratio                  5.67 to 1      4.95 to 1

     The Company's liquidity has been generated from internally generated funds. The Company believes that it will be able to fund its existing business out of Current cash flow without the necessity of bank borrowings. At July 31, 1997, The Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. The Company has been attempting to become a private label manufacturer of magnetic media products for several large national and international companies and has had some success in obtaining orders which resulted in increased fiscal 1996 and first quarter fiscal 1997 sales. Third quarter sales dropped as a result of decrease sales to private label customers. Sales in the fourth quarter of fiscal 1997 are expected to be less than the fourth quarter of fiscal 1996 due to a decrease in orders from private label manufacturers.

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





                                       5





RESULTS OF OPERATIONS
---------------------

Third Quarter Fiscal 1997 compared to Third Quarter Fiscal 1996
---------------------------------------------------------------

     During the third quarter of fiscal 1997, the Company had a net loss of $56,000, compared to net income of $35,000 in the third quarter of fiscal 1996. The net loss for the third quarter of fiscal 1997 compared to the net income in the third quarter of 1996 was primarily due to a decrease in net sales of $409,000 (29.3%) with an attendant decrease in gross margin of $119,000 offset by a decrease of $28,000 in overhead expense, taxes and interest income.
     Net sales were $986,000 for the third quarter of 1997 as compared to sales of $1,395,000 in the third quarter of 1996. The decrease of $409,000 or 29.32% was primarily the result of a decrease in sales to one major private label user of magnetic media products of $325,000, and a decrease in other magnetic media sales of $84,000. In the fourth quarter of fiscal 1996, the Company was informed by this major private label customer that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $474,000 of the Company's net sales for the nine months ended July 31, 1997. There were no sales of these products to this customer for the third quarter ended July 31, 1997. In the third quarter of fiscal 1997, the customer advised the Company that it would resume purchasing those private label audio products, at a reduced level, for the balance of the calendar year 1997 with sales beginning in September 1997. In addition, this customer has continued to purchase other private label audio products from the Company. Also in the fourth quarter of 1996, another private label customer which accounted for approximately $208,450 of the Company's net sales during fiscal 1996 projected increased purchases beginning December 1996. Although net sales to this customer during the third quarter and nine months ended July 31, 1997 were approximately
$41,000 and $269,000, respectively, the initial projections have not been met and the Company anticipates that sales to this customer for the fourth quarter of fiscal 1997 while increasing will still be below the projections. Based upon current estimates of private label manufacturing, the Company anticipates that its fiscal 1997 magnetic media sales will be below fiscal 1996 magnetic media sales.
     Gross margins decreased by $119,000 for the quarter ended July 31, 1997, from $402,000 in the third quarter of fiscal 1996 to $283,000 in the third quarter of fiscal 1997. The primary reason for the decrease is due to decreased magnetic media sales.
     Due to the decrease in net sales, selling, general and administrative expenses decreased by $37,000 during the third quarter of fiscal 1997 from $384,000 in the third quarter of fiscal 1996 compared to $347,000 in the third quarter of fiscal 1997.
     The Company has not recorded a provision for federal income tax for the third quarter of 1997 due to the utilization of a net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.
     The Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1997, the Company held common stocks which had a cost of approximately $25,000 and market value of approximately $30,000.
                                       6
     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the increase of approximately $5,000 is reflected in stockholders' equity as an unrealized holding gain. If the Company sells these securities, the Company will recognize a gain in its statement of operations equal to the amount of the increase. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Nine Months Fiscal 1997 compared to Nine Months Fiscal 1996
-----------------------------------------------------------
     For the first nine months of fiscal 1997, the Company had a net income of $13,000, compared to a net income of $99,000 for the first nine months of fiscal 1996.
     Net sales were $3,634,000 for the first nine months of 1997 as compared to sales of $4,083,000 for the first nine months of 1996. The decrease of $449,000 or 10.99% was primarily the result of a decrease in sales of magnetic media products in the third quarter of fiscal 1997. In the fourth quarter of fiscal 1996, the Company was informed by a major private label customer of magnetic media products that following delivery of products ordered for early February 1997, such customer would no longer use Certron as a major resource for certain of its private label audio products which accounted for approximately $474,000 of the Company's net sales for the nine month ended July 31, 1997. In the third quarter of fiscal 1997, the customer advised the Company that it would resume purchasing those private label audio products, at a reduced level, for the balance of the calendar year 1997 with sales beginning in September 1997. In addition, this customer has continued to purchase other private label audio products from the Company. Also in the fourth quarter of 1996, another private label customer which accounted for approximately $208,450 of the Company's net sales during fiscal 1996 projected increased purchases beginning December 1996. Although net sales to this customer during the first nine months of fiscal 1997 were approximately $269,000, the initial projections have not been met and the Company anticipates that sales to this customer for the fourth quarter of fiscal
1997 while increasing will still be below the projections. Based upon current estimates of private label manufacturing, the Company anticipates that its fiscal 1997 magnetic media sales will be below fiscal 1996 magnetic media sales.
     Gross margins decreased by $69,000 for the first nine months of fiscal 1997, from $1,131,000 for the first nine months of fiscal 1996 to $1,062,000 for the first nine months of fiscal 1997. The primary reason for the decrease is due to sales of magnetic media with a certain nominal margin return.
     Selling, general and administrative expenses decreased by $5,000 during the first nine months of fiscal 1997 from $1,083,000 for the first nine months of fiscal 1996 compared to $1,078,000 for the first nine months of fiscal 1997, due to the increase in personnel expense of $37,000, supplies of $23,000 offset by decrease in advertising expense of $46,000 and other miscellaneous expense of $19,000.
     The Company has not recorded a provision for federal income tax in 1997 due to the utilization of a net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.
     The Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the
                                       7
market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1997, the Company held common stocks which had a cost of approximately $25,000 and market value of approximately $30,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this increase of approximately $5,000 is reflected in stockholders' equity as an unrealized holding gain. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's sales of magnetic media products for the fourth quarter of the 1997 fiscal year and the effect on the Company's magnetic media segment and sales on account of the expected reduction in fiscal 1997 sales of certain private label audio products which contributed $474,000 to sales for the first nine months of fiscal 1997, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from the private label customer which had forecasted increased purchases beginning in December 1996, whether and in what volumes the private label customer resumes purchasing private label audio products begining in September 1997, the Company's ability to obtain additional customers and business, pricing factors and competition.


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


                                       8
PART II.    OTHER INFORMATION.
            ------------------


  Item 6.   Exhibit and Reports on Form 8-K
  -------

  (a)       Exhibits:

            27 - Financial Data Schedule


  (b)       Reports on Form 8-K:

            During the quarter ended July 31, 1997, no reports on Form 8-K were filed.





                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



REGISTRANT                                CERTRON CORPORATION




BY  (SIGNATURE)                           /s/  Jesse A. Lopez
                                          -------------------
                                          Jesse A. Lopez
                                          Controller
                                          (Principal Accounting Officer)
                                          September 2, 1997






BY  (SIGNATURE)                           /s/  Marshall I. Kass
                                          ---------------------
                                          Marshall I. Kass
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          September 2, 1997




                                       9

                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
---              ----                                    ----


27               Financial Data Schedule














































                                       10