Form 10-K405
period 1997-10-31
CERTRON CORP
filed 1998-01-26
CIK 19002

PART I
Item 1.  Business.
------------------
     Certron Corporation is referred to herein as the "Company" or "Certron" and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

     Certron's business consists primarily of the design, development and distribution of magnetic media products and the contract assembly and manufacturing of products for the proprietary use of others.

     The following table sets forth, for the years ended October 31, 1997, 1996, and 1995, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 1997, 1996 and 1995 attributable to each of the Company's industry segments.

                                           Year ended October 31,
                                       -----------------------------
                                        1997        1996       1995
                                       -----------------------------
                                              (In Thousands)
Net sales to unaffiliated customers:
    Magnetic Media products            $4,988      $5,382     $3,895
    Contract Assembly                     -        $  -       $    5

Operating profit before general corporate expense:
    Magnetic Media products            $1,079      $  911     $  365
    Contract Assembly                     -           -          -

Identifiable assets:
    Magnetic Media products            $1,806      $2,652     $1,638
    Contract Assembly                     -           -          -

Magnetic Media Products
-----------------------
    The Company's magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 1997, 1996 and 1995, net sales of the Company's magnetic media products were as follows:

                                                  Net Sales
                                       -----------------------------
          Product                       1997        1996       1995
----------------------------           ------      ------     ------
Audio magnetic tape products           $4,044      $4,170     $2,975
Video cassettes                           944       1,212        920
                                       ------      ------     ------
                                       $4,988      $5,382     $3,895
                                       ======      ======     ======

                                    1
     Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS and 8mm video cassettes. The Company purchases substantially all of its requirements for audio and video cassettes from sources both in the Far East and Mexico. Although the majority of purchases from the Far East is from one vendor, all the products produced by this vendor are available from other sources and the Company does not anticipate that it will be unable to obtain these products. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico (where some slitting also occurs).

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

    For the fiscal year ended October 31, 1997, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 86.39% of the Company's total net sales of such magnetic media products. During fiscal 1997, the two largest single magnetic media customers accounted for $1,036,234 and $815,808 or 20.77% and 16.35% of total magnetic media sales, respectively. In the fourth quarter of fiscal 1996, the magnetic media customer which accounted for $815,808 of magnetic sales in fiscal 1997 informed the Company that the following delivery of products ordered for early February, 1997, such customer would no longer use Certron as its major supplier for certain of its private label audio products. The customer subsequently gave the company reduced orders on the magnetic media product throughout fiscal 1997. Although the Company has orders from this customer for delivery through April 1998, the Company is not certain whether other orders for delivery after April 1998 will follow. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

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

Contract Assembly
-----------------
    The Company assembles products for others. Sales from contract assembly result from contracts negotiated directly with the customer. The products are designed by the customer and assembled by the Company in accordance with customer specifications. The customer supplies the raw materials. The Company's responsibility and sales are limited to the assembly service. All of the assembly occurs in the Company's facilities in Mexicali, B.C., Mexico. The Company did not have any meaningful sales in the contract assembly segment of its business in fiscal 1996 and 1997.
                                     2
Competition
-----------

    In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". Although the Company believes that the current release of the new digital video disk system will not have a material adverse impact on the Company's operations over the next few years, the introduction of digital products may, depending upon price and the amount of hardware sales, in the long run have an adverse competitive impact on Certron's sales of competitive magnetic media products. The Company sees no effect on sales in fiscal 1998. The foregoing statements concerning the effect of sales of digital products on the Company's operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and the price and availability of hardware for the use of such products.


Employees
---------

At January 1, 1998, Certron employed 56 people in its various operations, consisting of 45 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 7 people at its facility in Los Angeles, California.








Item 2.  Properties.
--------------------

The principal office, assembling and warehousing facilities of the Company are as follows:

                    Approx. Area                   Approx.
Location                Sq. ft.  Lease Expires   annual rent   Principal use
----------------------------------------------------------------------------
422 N. Smith Avenue      15,970  8-31-98(1)        $73,000     Warehouse and
Corona, CA                                                     packaging

1600 South Broadway       3,196  8-31-98(1)        $15,000     Warehouse and
Los Angeles, CA                                                storage area

1545 Sawtelle Blvd.       2,176  2-28-98(1)        $55,000     Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial        15,000  2-28-98           $56,000     Magnetic Media
Mexicali, B.C., Mexico                                         assembly &
                                                               packaging
                                                               and contract
                                                               assembly and
                                                               manufacturing

----------------------------------------------

(1) 422 N. Smith Avenue, 1600 South Broadway and 1545 Sawtelle Blvd. are leased from Louart Corporation, a principal stockholder of Certron. The 1600 South Broadway is subleased by Certron for $1,200 a month which ended on October 25, 1997.

The Company believes that its facilities are satisfactorily maintained in satisfactory operating condition and are adequate for its needs.


Item 3.  Legal Proceedings.
---------------------------

    There are some pending legal proceedings to which the Company is a party, none of which the Company believes are material.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
----------------------------------------------------------------------

    Certron's Common Stock is traded in the Over-the-Counter market. The following table shows the high and low bid quotations for such stock in the Over-the-Counter market for each fiscal quarter during the two fiscal years ended October 31, 1997. During this two year period the common stock was listed in the NASDAQ SmallCap market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    Certron's common stock ceased to be listed in the NASDAQ SmallCap market effective with the close of trading on January 2, 1998 due to the failure to maintain a minimum closing bid price of $1.00 per share or the alternative minimum market value public float required for continued listing. The common stock of the Company has since January 5, 1998 traded in the NASDAQ Bulletin Board under the symbol CRTN.


    Fiscal period             High         Low
    -------------             ----         ---

    1996
    ----
    First quarter            15/16         5/8
    Second quarter             7/8         5/8
    Third quarter           1-3/16       11/16
    Fourth quarter           15/16         5/8

    1997
    ----
    First quarter            13/16         5/8
    Second quarter           13/16         5/8
    Third quarter            13/16       11/16
    Fourth quarter           25/32       11/32

    As of January 9, 1998, the approximate number of holders of record of the Company's Common Stock was 1,463. The Company has never paid a cash dividend on its Common Stock.












Item 6.  Selected Financial Data
--------------------------------

                     1997        1996        1995        1994        1993
                 -----------------------------------------------------------

Net Sales        $4,988,000  $5,382,000  $3,900,000   $7,951,000  10,568,000
Net income
  (loss) before
  extraordinary
  credit         $   77,000  $   28,000 ($  774,000) ($  170,000)($   47,000)
Net income (loss)$   77,000  $   28,000 ($  774,000) ($  170,000)($   47,000)
Net income (loss)
  per common
  share             $.02        $.01       ($.25)       ($.05)      ($.02)
Total assets     $4,063,000  $4,062,000  $ 3,965,000  $4,710,000  $ 5,054,000
Long-term debt       -           -            -           -            -
Working capital  $2,839,000  $2,791,000  $ 2,844,000  $3,412,000  $ 3,772,000
Stockholders'
   equity        $3,450,000  $3,355,000  $ 3,368,000  $4,027,000  $ 4,284,000

 No cash dividends have been paid during the five-year period ended October 31,1997.













Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    As demonstrated by the following chart, the Company's working capital and cash flow from operations increased at October 31, 1997 as compared to that at October 31, 1996. The increase in cash flow from operations was primarily the result of decrease in sales. Accounts receivable decreased by $9,000, inventories decreased by $788,000, cash increased by $876,000, and other assets decreased by $125,000. Accounts payable and accrued expenses decreased by $94,000.

                                                October 31
                                  -------------------------------------
                                     1997          1996         1995
                                  ----------    ----------   ----------

    Working Capital               $2,839,000    $2,791,000   $2,844,000
    Current Ratio                  5.63 to 1     4.94 to 1    5.76 to 1
    Cash Flows from Operations    $  972,000   ($  750,000)  $  124,000

    The Company's liquidity has been supplied by internally generated funds and, prior to 1995, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company elected not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings. At October 31, 1997, the Company had no material commitments for capital expenditures.

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

Results of Operations
---------------------
    Fiscal 1997 Compared to Fiscal 1996
    -----------------------------------
    During fiscal 1997, the Company had a loss from operations of $34,000 and net income of $77,000 on sales of $4,988,000 as compared to a loss from operations of $67,000 and net income of $28,000 for fiscal 1996 on sales of $5,382,000. Gross profit increased by $17,000 between fiscal 1997 and fiscal 1996. Selling, general and administrative expenses decreased by $32,000, depreciation and amortization expense increased by $16,000 and interest income increased by $5,000.

    Sales of magnetic media products were $4,988,000 in fiscal 1997 as compared to $5,382,000 in fiscal 1996. The decrease of 7.3% was primarily the result of the decrease in sales of audio cassettes by $106,000 and video cassettes by $253,000. In the fourth quarter of fiscal 1996, the Company was informed by a private label customer, which accounted for approximately $978,500 of the Company's net sales for the fiscal year ended October 31, 1996 and $815,808 for fiscal year ended October 31, 1997, that following delivery of products ordered for early February 1997, such Customer would no longer use Certron as a major resource for certain of its private label audio products. This customer assured the Company that its decision was not due to price, quality or delivery. In addition, the customer indicated that it would continue to purchase other private label audio products from the Company. The customer subsequently gave the company reduced orders for magnetic media product throughout fiscal 1997. Although the Company has orders from this customer through April 1998, the Company is not certain whether other orders for delivery after April, 1998 will follow. At the same time, another private label customer had projected increased purchases beginning December, 1996. While sales to this customer during the 1997 fiscal year nearly doubled from $208,459 to $405,438, sales did not materialize as originally projected.

    Total gross margin as a percentage of net sales was 29.3% in fiscal 1997 and 26.8% in fiscal 1996. This change was due to decrease in cost of audio magnetic media products. Margins increased by $17,000 (1.17%) in fiscal 1997. Margins in fiscal 1997 were $1,462,000 and in fiscal 1996 were $1,445,000.

    Selling, general and administrative expense decreased by $32,000 during fiscal 1997 from $1,461,000 in 1996 to $1,429,000 in 1997. The decrease was due to a decrease in advertising by $145,000,on, decrease in commissions by $8,000, travel by $11,000 and offset by increase in personnel expense by $58,000, supplies by $24,000, bad debts by $47,000 and other expenses by $3,000.

    Interest income increased by $5,000 in fiscal 1997 due to the increase in cash and cash equivalents. Interest income in fiscal 1996 was $96,000 compared to $101,000 in fiscal year 1997.

    During fiscal 1997, the Company invested cash not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1997, the Company held common stocks which had a cost of approximately $40,000 and market value of approximately $45,000.
                                        7
    Sales for the first two months of the first quarter of fiscal 1998 were down approximately $352,000 as compared to sales for the first two months of the first quarter of fiscal 1997. The primary reason for the decrease in sales is that sales to two private label customers were off over $203,000 and sales of video cassette and other magnetic media products were off $149,000 from the same period in fiscal 1997. Although the Company expects that net sales for the first quarter of fiscal 1998 will be less than the comparable quarter of fiscal 1997 and a loss for the first quarter of fiscal 1998 is anticipated, the Company cannot predict the profit or loss picture for the balance of fiscal 1998.

    In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $5,000 between cost and market value is recorded as an unrealized holding gain, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a gain in its statement of operations equal to the amount of the increase. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------
    During fiscal 1996, the Company had a loss from operations of $67,000 and net income of $28,000 on sales of $5,382,000 as compared to a loss from operations of $596,000 and a net loss of $774,000 for fiscal 1995 on sales of $3,900,000. Gross profit increased by $532,000 between fiscal 1996 and fiscal 1995. Selling, general and administrative expenses increased by $7,000, depreciation and amortization expense decreased by $4,000 and interest income decreased by $68,000.

    Sales of magnetic media products were $5,382,000 in fiscal 1996 as compared to $3,895,000 in fiscal 1995. The increase of 38% was primarily the result of sales to two major private label users of magnetic media products. In the fourth quarter of fiscal 1996, the Company was informed by one of those private label customers, which accounted for approximately $978,500 of the Company's net sales for fiscal year ended October 31, 1996, that following delivery of products ordered for early February 1997, such Customer would no longer use Certron as a major resource for certain of its private label audio products. This customer assured the Company that its decision was not due to price, quality or delivery. In addition, the customer indicated that it would continue to purchase other private label audio products from the Company. At the same time, another private label customer had projected increased purchases beginning December, 1996 which did not materialize as projected.

    An investment in Stuart's Department Store, a discount department store operation located in New England, was written off during the third quarter of fiscal year 1995 resulting in a charge to operations in the amount of $341,000. Stuarts filed for bankruptcy under the Federal Bankruptcy Code in April of 1995 and management has concluded that the chances of recovery from the Stuart's bankruptcy are high doubtful.

    Total gross margin as a percentage of sales was 26.8% in fiscal 1996 and 23.4% in fiscal 1995. This change was due to increased sales of audio magnetic media products. Margins increased by $532,000 (58.3%) in fiscal 1996. Margins in fiscal 1996 were $1,445,000 and fiscal 1995 were $913,000.

    Selling, general and administrative expense increased by $7,000 during fiscal 1996 from $1,454,000 in 1995 to $1,461,000 in 1996. The increase was due to an increase of personnel expense by $31,000, advertising by $34,000 and offset by decrease of commission by $24,000, insurance by $21,000 and other expenses by $27,000.

    Interest income decreased by $68,000 in fiscal 1996 due to decrease in cash and cash equivalents. Interest income in fiscal 1995 was $164,000 compared to $96,000 in fiscal year 1996.

    During fiscal 1996, the Company invested cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1996 the Company held common stocks which had a cost of approximately $114,000 and market value of approximately $101,000.

    In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $13,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognized a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements
--------------------------
    The Company's statements herein which are not historical facts, including statements as to the Company's anticipation that sales will decline and a loss incurred in the first quarter of the 1998 fiscal year and the Company's uncertainty as to its outlook for fiscal 1998 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base including continuing sales to the private label customer which accounted for approximately $815,808 of net sales in fiscal 1997, the Company's ability to obtain additional customers and business, pricing factors and competition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
    Not applicable.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


           [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]



               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Certron Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Certron Corporation (a California Corporation) and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation and subsidiary as of October 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years ended October 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 15, 1997




                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                                          October 31,
                                                  -------------------------
 ASSETS                                               1997           1996
 ------                                           ----------     ----------
CURRENT ASSETS:
 Cash and cash equivalents (Note 9)               $1,786,000     $  910,000
 Trade accounts receivable, less allowance
 for doubtful accounts of $50,000 in 1997
 and $40,000 in 1996 (Note 7)                        518,000        527,000
 Inventories:
    Finished products                                820,000      1,390,000
    Work in process                                   82,000         14,000
    Raw materials                                    178,000        464,000
                                                  ----------     ----------
        Total inventories                          1,080,000      1,868,000
 Other current assets                                 68,000        193,000
                                                  ----------     ----------
        Total current assets                       3,452,000      3,498,000
                                                  ----------     ----------

NOTE RECEIVABLE (Note 2)                             326,000        250,000
                                                  ----------     ----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
 Machinery and equipment                             327,000        314,000
 Dies and molds                                      312,000        233,000
 Furnitures, fixtures and leasehold improvements     224,000        222,000
                                                  ----------     ----------
                                                     863,000        769,000
    Less accumulated depreciation
        and amortization                         (   655,000)   (   588,000)
                                                  ----------     ----------

        Net Equipment and Leasehold Improvements     208,000        181,000
                                                  ----------     ----------

MARKETABLE SECURITIES (Note 3)                        45,000        101,000
OTHER ASSETS                                          32,000         32,000
                                                  ----------     ----------
                                                  $4,063,000     $4,062,000
                                                  ==========     ==========












 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                 $     -        $   17,000
 Accrued advertising                                 263,000        314,000
 Accrued professional fees                            63,000         66,000
 Accrued payroll and related items                   164,000        171,000
 Other accrued expenses                              123,000        139,000
                                                  ----------     ----------
    Total current liabilities                        613,000        707,000
                                                  ----------     ----------
COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (Note 4):
 Common stock, no par value; stated value
 $1 per share; authorized 10,000,000 shares;
 issued and outstanding, 3,128,000 shares
 (1997 and 1996)                                   3,128,000      3,128,000
 Additional paid-in capital                        1,824,000      1,824,000
 Net unrealized gain (loss) on marketable
 equity securities (Note 3)                            5,000    (    13,000)
 Accumulated deficit                             ( 1,507,000)   ( 1,584,000)
                                                  ----------     ----------
      Total Stockholders' Equity                   3,450,000      3,355,000
                                                  ----------     ----------
                                                  $4,063,000     $4,062,000
                                                  ==========     ==========

              See notes to consolidated financial statements.
























                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                              Year Ended October 31,
                                    ----------------------------------------
                                       1997          1996            1995
                                    ----------    ----------     -----------
NET SALES (Note 7)                  $4,988,000    $5,382,000     $ 3,900,000

COSTS AND EXPENSES:
   Cost of products sold             3,526,000     3,937,000       2,987,000
   Selling, general and
   administrative (Note 8)           1,429,000     1,461,000       1,454,000
   Depreciation and amortization        67,000        51,000          55,000
                                    ----------    ----------     -----------
                                     5,022,000     5,449,000       4,496,000

LOSS FROM OPERATIONS               (    34,000)  (    67,000)   (    596,000)

OTHER INCOME (EXPENSE)
   Realized gain on marketable
   equity securities                    11,000          -               -
   Loss on write down of marketable
   equity securities                      -             -       (    341,000)
   Interest Income (net)               101,000        96,000         164,000
                                    ----------    ----------     -----------

INCOME (LOSS) BEFORE PROVISION
   FOR TAXES                            78,000        29,000    (    773,000)


PROVISIONS FOR TAXES (Note 5)            1,000         1,000           1,000
                                    ----------    ----------     -----------
NET INCOME (LOSS)                   $   77,000    $   28,000    ($   774,000)
                                    ==========    ==========     ===========

Net income (loss) per share              $.02          $.01           ($.25)
                                         ====          ====            ====

Weighted average common shares
   outstanding                       3,128,000     3,128,000       3,128,000


              See notes to consolidated financial statements.





                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                               Net
                                            Unrealized
                                             (Loss)
                                             Gain on
               Common Stock      Additional Marketable
               ------------       paid-in    Equity    Accumulated
              Shares    Amount    capital   Securities  deficit      Total
            --------- ---------- ---------- ---------- ----------  ----------
BALANCE
 October 31,
 1994       3,128,000 $3,128,000 $1,824,000($ 87,000)($  838,000) $4,027,000

 Unrealized
 Gain on
 Marketable
 Securities                                  115,000                 115,000

 Net Loss                                            (   774,000)(   774,000)
            --------- ---------- ---------- --------  ----------  ----------

BALANCE
 October 31,
 1995       3,128,000  3,128,000  1,824,000   28,000 ( 1,612,000)  3,368,000

 Unrealized
 Loss on
 Marketable
 Securities                                (  41,000)            (    41,000)

 Net Income                                               28,000      28,000
            --------- ---------- ---------- --------  ----------  ----------

BALANCE
 October 31,
 1996       3,128,000  3,128,000  1,824,000(  13,000)( 1,584,000)  3,355,000

 Unrealized
 Gain on
 Marketable
 Securities                                   18,000                  18,000

 Net Income                                               77,000      77,000
            --------- ---------- ---------- --------  ----------  ----------

BALANCE
 October 31,
 1997       3,128,000 $3,128,000 $1,824,000    5,000 ($1,507,000) $3,450,000

              See notes to consolidated financial statements.
                                    13


                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                Year Ended October 31,
                                        ------------------------------------
                                            1997         1996         1995
                                        ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $   77,000   $   28,000  ($  774,000)
                                        ----------   ----------   ----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization              67,000       51,000       55,000
 Loss on write down marketable                -            -         341,000
   equity Securities
  Changes in operating assets and
  liabilities:
   Decrease (increase) in trade
     accounts receivable                     9,000  (   146,000)     486,000
    Decrease(increase) in inventories      788,000  (   738,000)      73,000
   Decrease (increase) in other assets     125,000  (    55,000)      29,000
   (Decrease)increase in accounts
     payable                           (    17,000) (    17,000) (    16,000)
    (Decrease) increase in accrued
       expenses                        (    77,000)      93,000  (    70,000)
                                        ----------   ----------   ----------

Total adjustments                          895,000  (   778,000)     898,000
                                        ----------   ----------   ----------
 Net cash provided by (used in)
   operating activities                    972,000  (   750,000)     124,000
                                        ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
   leasehold improvements              (    94,000) (   105,000) (    57,000)
 Proceeds from sale of marketable
   securities                              197,000       82,000       91,000
 Purchase of marketable securities     (   123,000) (   109,000)     226,000
 Increase in notes receivable          (    76,000)        -            -
                                        ----------   ----------   ----------
 Net cash used in investing activities (    96,000) (   132,000) (   192,000)









CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit                 -            -         460,000
 Payments of line of credit                   -            -     (   460,000)

 Net cash used in financing activities        -            -            -
                                        ----------   ----------   ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                      876,000  (   882,000) (    68,000)

CASH AND CASH EQUIVALENTS,
 beginning of year                         910,000    1,792,000    1,860,000
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS,
 end of year                            $1,786,000   $  910,000   $1,792,000
                                        ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

 Cash paid during the year for:
 Interest                               $   13,000   $   13,000   $   14,000
 Income taxes                           $    1,000   $    1,000   $    1,000

              See notes to consolidated financial statements.






























                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                  -------------------------------------------
Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
 Principles of Consolidation
 ---------------------------
 The consolidated financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A.
 (collectively the "Company") All material intercompany profits, transactions and balances have been eliminated.

 Translation of Foreign Currencies
 ---------------------------------
 All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rates for the year. Since foreign activities are considered to be an extension of the U.S. operations, the gain or loss resulting from remeasuring these transactions into U.S. dollars are included in operations.

 The Company has not used the hyperinflationary accounting standards in SFAS 52 for accounting for its subsidiary in Mexico. That subsidiary is part of the Maquiladora program, the purpose of which is to act as manufacturing and assembly division of the Company at lower labor cost. Its largest asset is machinery and equipment carried on the Company's books at historical cost less straight-line depreciation. It does not sell merchandise for pesos.

 Cash and Cash Equivalents
 -------------------------
 The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents.

 Inventories
 -----------
 Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Equipment and Leasehold Improvements
 ------------------------------------
 Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms.

 Marketable Equity Securities
 ----------------------------
 Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 1997, the Company had no investments that qualified as trading or held to maturity.
                                    15
 Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method. Taxes on Income
 ---------------
 The Company files tax returns excluding its subsidiary for United States federal tax purposes and combined returns with its subsidiary for state purposes.

 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Reserves for deferred tax assets are recorded when ultimate recovery of such assets is deemed uncertain.
 Income (Loss) Per Common Share
 ------------------------------
 Income (loss) per common share is based on the weighted average number of common shares outstanding during the year and the effect of common stock equivalents, if dilutive.
 Estimates
 ---------
 In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Long-Lived Assets
 -----------------
 In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 effective November 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.
 Concentrations and Uncertainties
 --------------------------------
 For fiscal year 1997, the Company's ten largest customers accounted for approximately 86% of the Company's net sales. Two of these customers accounted for 21% and 16% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term affect on the Company's financial position, results of operations and cash flows. The Company was informed by one of these customers that it will no longer use the Company as a major supplier after February, 1997. However, purchases on a reduced scale continued for the fiscal year.

 The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its products. There are substantial competitors in each of the Company's markets that have greater resources than the Company in order to gain more recognition.
                                    16
 The Company purchases substantially all of its materials for audio and video cassettes from sources both in the Far East and Mexico.
 Recently Issued Accounting Pronouncement
 ----------------------------------------
 The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that diluted earnings per share in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported.

 SFAS No. 129, "Disclosure of Information about Capital Structures," issued by FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board ("APB") Opinion No. 15, "Computing Earnings per Share," which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

 SFAS No. 130, "Reporting Comprehensive Income," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full presentation of general- purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statement of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company does not expect adoption SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

 Reclassifications
 -----------------
 Certain reclassifications have been made to the October 31, 1996 and October 31, 1995 financial statements to conform to the October 31, 1997 presentation.

Note 2 - Note Receivable
------------------------
 The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 bankruptcy proceeding. Subsequently, the note was rewritten to reflect the expense of collection and the bankruptcy proceeding was dismissed. The note now stands at $326,000. The interest rate was adjusted to 12 3/4%. The note is due August, 1998.
                                    17
Note 3 - Marketable Securities
------------------------------
 The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1996 and 1997. The investments in equity securities at October 31, 1996 had an original cost of $114,000 and a fair value of $101,000, resulting in unrealized gains of $3,000 and gross unrealized losses of $16,000 respectively. The investments in equity securities at October 31, 1997 have an original cost of $40,000 and a fair value of $45,000, resulting in gross unrealized gains of $6,000 and gross unrealized losses of $1,000, respectively.

Note 4 - Options
----------------
 Under the Company's 1983 Stock Option Plan, 450,000 shares of common stock were reserved for issuance to officers, directors and key employees. The 1983 plan expired by its terms in January 1993. The expiration of the 1983 plan has no effect on outstanding options granted thereunder prior to the expiration of the 1983 plan.

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

 Options under both Plans may be exercised in various installments, may not be exercised beyond ten years and the option price may not be less than the market value of the common stock on the date the option is granted.

                                 Options
                                available       Options
                                  for         granted and
  1983 Stock Option Plan          grant       outstanding     Price Range
 --------------------------     ---------     -----------    -------------
 Balance, November 1, 1994                      133,000      $.937 - $1.66
 Cancelled                                     (  9,000)     $.968 - $1.50
                                 -------        -------

 Balance, October 31, 1995          -           124,000      $.968 - $1.50
 Cancelled                          -          ( 60,000)         $.968
                                 -------        -------

 Balance, October 31, 1996                       64,000      $.968 - $1.66
 Cancelled                                     ( 44,000)         $.968
                                 -------        -------

 Balance, October 31, 1997          -            20,000      $1.50 - $1.66
                                 =======        =======

                               Options
                               available         Options
 Executive Stock                  for          granted and
   Option Plan                   grant         outstanding    Price Range
-----------------              ---------       -----------    -----------

 Balance, October 31, 1994      70,000            80,000     $1.060 - $1.719

 Increase in Shares Reserved
   for issuance                150,000
 Granted                      ( 10,000)           10,000           $0.810
 Cancelled                      20,000           (20,000)    $1.060 - $1.719
                               -------            ------

 Balance, October 31, 1995     230,000            70,000     $0.810 - $1.375

 Granted                      ( 64,500)           64,500           $1.000
 Cancelled                      30,000          ( 30,000)          $1.375
                               -------           -------

 Balance, October 31, 1996     195,500           104,500     $0.810 - $1.375

 Granted                      ( 64,500)           64,500           $1.000
 Cancelled                         500          (    500)          $1.000
                               -------           -------

 Balance, October 31, 1997     131,500           168,500     $0.810 - $1.375

 The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                         October 31,      October 31,
                                            1997             1996
                                         -----------      -----------
 Net income as reported                    $77,000          $28,000
 Income(loss), pro forma                    48,000         (  1,000)
 Income per share as reported                  .02              .01
 Income (loss) per share, pro forma            .02              -




 These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996.

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

                                            1997             1996
                                           ------           ------
 Risk free interest rate                     5.7%             6.1%
 Expected lives (years)                      5                5
 Expected volatility                        65.0%            65.0%
 Expected dividends                        $ 0              $ 0

 The weighted-average fair value of options granted during the year ended October 31, 1997 and 1996, was $0.45. The exercise price of the options granted is $1.00, and the market price on the dates of grant was $0.81.








 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have character-istics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single measure of the fair value of its employee stock options.

 At October 31, 1997, there were 188,500 options outstanding and 104,000 and exercisable, respectively. These options had a weighted average remaining contractual life of three years. The weighted average exercise price of the options outstanding and exercisable was $1.11 and $1.17, respectively.

 The fair value of options granted in 1997 and 1996 was $29,000 for each year.


Note 5 - Taxes on Income
------------------------

 The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

 A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                       Year Ended October 31,
                                   --------------------------------
                                    1997         1996         1995
                                   -----        -----        -----

   Statutory rate                  34.0%        34.0%       (34.0%)
   State taxes, net of federal
      benefit                       1.3%         3.5%          .1%
   Unrecognized benefit of
      net operating losses        (34.0%)      (34.0%)       33.9%

   Effective tax rate               1.3%       ( 3.5%)         - %

 For federal income tax return purposes, net operating losses of approximately $2,400,000 are available through October 31, 2005. For state income tax purposes, net operating losses of approximately $91,000 expire beginning October 31, 1998. The company also has general business credit carry forwards totalling $96,000 that expire in fiscal year 2000.










 Significant components of the Company's deferred tax asset consist of the following:

                                           October 31,  October 31,
                                               1997         1996
                                           ----------   ----------

   Net operating loss carry forward        $  880,000   $  873,000
   Vacation and severance accruals             70,000       69,000
   Allowance for bad debts                     20,000       16,000
   Inventory                                  114,000      172,000
   Depreciation                                 7,000        9,000
   Loss on marketable equity
      securities                              137,000      136,000
   General business credit                     96,000       96,000
                                           ----------   ----------
      Total deferred tax assets             1,324,000    1,371,000
   Valuation allowance for deferred
      tax assets                          ( 1,324,000) ( 1,371,000)
                                           ----------   ----------
                                           $    -       $    -
                                           ==========   ==========



 The deferred tax assets have been offset in entirety by a valuation allowance due to the uncertainty of their realization.


Note 6 - Commitments
--------------------

 Operating Leases -

 The Company leases office, production and warehouse facilities under long-term operating leases. The Company leases its office space from Louart Corporation ("Louart"), a stockholder of the Company. Aggregate minimum net lease payments under non-cancelable operating leases as of October 31, 1997, are $73,000.

 Total rental expense charged to operations amounted to $202,000, $199,000 and $183,000 for the years ended October 31, 1997, 1996 and 1995 respectively. Rent paid to Louart for the years ended October 31, 1997, 1996 and 1995 totalled $144,000, $144,000 and $130,000 respectively.

 Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

 Employment Contract -

 On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal years ended October 31, 1996 and October 31, 1997, the Chairman and CEO voluntarily reduced his compensation to $175,000.


Note 7 - Industry Segment Information
-------------------------------------

 The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

 Sales to two single customers in the magnetic media products field accounted for $1,852,000 (37% of total magnetic media sales) in 1997, $2,249,473 (41.8% of total magnetic media sales) in 1996; $819,000 (21% of total magnetic media sales) and $494,000 (12.6%) in 1995. Receivables from these customers totalled $111,000 and $99,600, respectively at October 31, 1997.

 Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.




  Financial information for 1997, 1996 and 1995 by industry segment, is summarized as follows:

                                          1997         1996         1995
                                       ----------   ----------   ----------
  Net sales to unaffiliated customers:
   Magnetic media products             $4,988,000   $5,382,000   $3,895,000
   Contract assembly                         -            -           5,000
                                       ----------   ----------   ----------
   Consolidated                        $4,988,000   $5,382,000   $3,900,000
                                       ==========   ==========   ==========
  Operating profit:
   Magnetic media products             $1,079,000   $  911,000   $  365,000
   Contract assembly                         -            -            -
                                       ----------   ----------   ----------

                                        1,079,000      911,000      365,000

  General corporate expenses          ( 1,114,000) (   978,000) (   961,000)
  Realized gain & loss on
    marketable securities                  11,000         -     (    41,000)
  Interest expense                    (    13,000) (    13,000) (    14,000)
  Other income-interest                   114,000      109,000      178,000
                                       ----------   ----------   ----------
  Income (loss) before taxes on
   income(benefit) and
   extraordinary credit                $   77,000   $   29,000  ($  773,000)
                                       ==========   ==========   ==========

  Identifiable assets:
   Magnetic media products             $1,806,000   $2,652,000   $1,638,000
   Contract assembly                         -            -            -
                                       ----------   ----------   ----------
      Total identifiable assets         1,806,000    2,652,000    1,638,000

  General corporate assets              2,257,000    1,410,000    2,327,000
                                       ----------   ----------   ----------
      Total assets                     $4,063,000   $4,062,000   $3,965,000
                                       ==========   ==========   ==========

  Depreciation and amortization:
   Magnetic media products             $   67,000   $   51,000   $   55,000
   Contract assembly                         -            -            -
                                       ----------   ----------   ----------
      Total depreciation and
      amortization                     $   67,000   $   51,000   $   55,000
                                       ==========   ==========   ==========

  Capital expenditures:
   Magnetic media products             $   94,000   $  105,000   $   57,000
   Contract assembly                         -            -            -
                                       ----------   ----------   ----------
      Total capital expenditures       $   94,000   $  105,000   $   57,000
                                       ==========   ==========   ==========

  Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $404,000
  (1997), $411,000 (1996), and $359,000 (1995)  The net book value of tangible identifiable assets of the subsidiary amounted to $144,000 at October 31, 1997.


Note 8 - Related Party Transactions
-----------------------------------

  The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

  The payments made to Louart for these items are as follows:

       1997     $272,000
       1996     $256,000
       1995     $259,000


Note 9 - Cash
-------------

  The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1997, uninsured portions of balances held at those banks aggregated to $1,309,736.







Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------


         None.








                                 PART III



     The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 1997, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.





















                                  PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------


(a) 1.FINANCIAL STATEMENTS

    The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


    Report of Independent Certified Public Accountants -
      Singer, Lewak, Greenbaum & Goldstein LLP                          10
    Consolidated balance sheets - October 31, 1997 and 1996             11
    Consolidated statements of operations - years ended
      October 31, 1997, 1996 and 1995                                   12
    Consolidated statements of stockholders' equity - years
      ended October 31, 1997, 1996 and 1995                             13
    Consolidated statements of cash flows - years ended
      October 31, 1997, 1996 and 1995                                   14
    Notes to consolidated financial statements                          15


 2. FINANCIAL STATEMENT SCHEDULES

    Schedule II - Valuation and qualifying accounts                     27


    All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.




















                                    25
3.  EXHIBITS


    3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report of from 10-K for them year ended October 31, 1981 and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17, 1988).

    3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

    *10.1   Registrant's 1983 Stock Option Plan (incorporated by reference to
Exhibit "A" to Proxy Statement dated February 14, 1983).

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

    *10.4   Registrant's 1989 Stock Option  Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

    *10.5   Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended October 31, 1995).

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

    23      Singer, Lewak, Greenbaum and Goldstein LLP consent.

    27      Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1997, no reports on form 8-K were filed by Registrant.


                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------



                            Balance at   Additions    Balance of  Balance at
                             beginning  charged to      accounts      end of
Classifications              of period     expense   written off      period
---------------             ----------  ----------   -----------  ----------



YEAR ENDED OCTOBER 31, 1997
  Allowance for doubtful
  accounts                     $40,000     $49,000      $39,000      $50,000
                               =======     =======      =======      =======



YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful
  accounts                     $40,000        0            0         $40,000
                               =======     =======      =======      =======


YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful
  accounts                     $71,000        0         $31,000      $40,000
                               =======     =======      =======      =======












                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY (SIGNATURE)     /s/ Marshall I. Kass
(NAME AND TITLE)   Marshall I. Kass
                   Chairman of the Board and
                   Chief Executive and
                   Operating Officer
                   January 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY (SIGNATURE)     /s/ Marshall I. Kass
(NAME AND TITLE)   Marshall I. Kass
                   Chairman of the Board and
                   Chief Executive Officer and Director
                   (Principal Executive Officer and
                   Principal Financial Officer)
                   January 26, 1998

BY (SIGNATURE)     /s/ Jonathan F. Kass
(NAME AND TITLE)   President and Director
                   January 26, 1998

BY (SIGNATURE)     /s/ Michael S. Kass
(NAME AND TITLE)   Michael S. Kass
                   Executive Vice President and Director
                   January 26, 1998

BY (SIGNATURE)     /s/ Susan E. Kass
(NAME AND TITLE)   Secretary-Treasurer and Director
                   January 26, 1998

BY (SIGNATURE)     /s/ Jesse A. Lopez
(NAME AND TITLE)   Jesse A. Lopez
                   Corporate Controller and Director
                   (Principal Accounting Officer)
                   January 26, 1998

BY (SIGNATURE)     /s/ Herbert Bronsten
(NAME AND TITLE)   Divisional Vice President and Director
                   January 26, 1998

BY (SIGNATURE)     /s/ Rogelio Buenrostro
                   Manager and Chief Executive Officer-Certron, Mexicali
                   and Director
                   January 26, 1998

                                    28
                               EXHIBIT INDEX
                               --------------

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

*10.1    Registrant's 1983 Stock Option Plan (incorporated by reference to
Exhibit "A" to Proxy Statement dated February 14, 1983).

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

*10.4    Registrant's 1989 Stock Option  Plan (incorporated by reference to
Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

*10.5    Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended October 31, 1995).

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

23       Singer, Lewak, Greenbaum and Goldstein LLP consent.

27       Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1997, no reports on form 8-K were filed by Registrant.






           [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]







            Consent of Independent Certified Public Accountants




We have issued our report dated December 15, 1997, accompanying the consolidated financial statements and schedules incorporated by reference included in the Annual Report of Certron Corporation and subsidiary on Form 10-K for the year ended October 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statement of Certron Corporation and subsidiary on Form S-8 (File No. 33-27930).




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 19, 1998












                                   EXHIBIT 23