Form 10-Q
period 1998-01-31
CERTRON CORP
filed 1998-03-11
CIK 19002









































PART I.   FINANCIAL INFORMATION
          ---------------------

     Item 1.   Financial Statements


                       CERTRON CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                               ($ in Thousands)

                                               January 31,      October 31,
                                                  1998             1997
                                               -----------      -----------
                  ASSETS                       (Unaudited)
----------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                            $1,765       $1,786
  Trade accounts receivable, net                          335          518
  Inventories:
      Finished products                                   862          820
      Raw materials                                       135          178
      Work in process                                      61           82
                                                       ------       ------
          Total inventories                             1,058        1,080
  Other current assets                                    112           68
                                                       ------       ------
      Total current assets                              3,270        3,452
                                                       ------       ------
NOTE RECEIVABLE                                           326          326
                                                       ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                 327          327
  Dies and molds                                          312          312
  Furnitures, fixtures and
      leasehold improvements                              224          224
                                                       ------       ------
                                                          863          863
          Less accumulated depreciation
              and amortization                        (   671)     (   655)
                                                       ------       ------
          Net equipment and leasehold
              improvements                                192          208
                                                       ------       ------
MARKETABLE SECURITIES                                     150           45

OTHER ASSETS                                               31           32
                                                       ------       ------
      TOTAL ASSETS                                     $3,969       $4,063
                                                       ======       ======









   LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
  Accrued advertising                                  $  241       $  263
  Accrued professional fees                                42           63
  Accrued payroll and related items                       172          164
  Other accrued expenses                                  105          123
                                                       ------       ------
      Total current liabilities                           560          613
                                                       ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; stated value
      $1 per share; authorized 10,000,000
      shares; issued 3,128,000                          3,128        3,128
  Additional paid-in capital                            1,824        1,824
  Net unrealized (loss) gain on marketable
      equity securities                               (     3)           5
  Accumulated deficit                                 ( 1,540)     ( 1,507)
                                                       ------       ------
      Total stockholders' equity                        3,409        3,450
                                                       ------       ------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $3,969       $4,063
                                                       ======       ======








              See notes to consolidated financial statements













                      CERTRON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 ($ in Thousands except Per Share Information)
                                (Unaudited)


                                                   For the Three Months Ended
                                                   --------------------------
                                                     01-31-98      01-31-97
                                                   ------------   -----------
NET SALES                                              $  935        $1,489
                                                       ------        ------
COST AND EXPENSES
     Cost of products sold                                669         1,037
     Selling, general & administrative                    311           396
     Depreciation and amortization                         16            15
                                                       ------        ------
     Total costs and expenses                             996         1,448
                                                       ------        ------

(Loss) income before other income and expenses        (    61)           41

Other income - Interest (net)                              29            24
                                                       ------        ------
Net (loss) income before provision                    ($   32)       $   65

Provision for taxes                                         1             1
                                                       ------        ------
Net (loss) income                                     ($   33)       $   64
                                                       ======        ======


PER SHARE INFORMATION:

Net (loss) income per share                           ($  .01)       $  .02
                                                       ======        ======

Average number of common shares
     outstanding                                    3,128,000     3,128,000

                                                    =========     =========


              See notes to consolidated financial statements


                    CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                              ($ in Thousands)
                                (Unaudited)


                                                   For the Three Months Ended
                                                   --------------------------
                                                     01-31-98      01-31-97
                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income                                 ($   33)      $   64
                                                        ------       ------
     Adjustment to reconcile net (loss) income
        to net cash provided by
        operating activities:
        Depreciation and amortization                       16           15
        Changes in operating assets and liabilities:
        Decrease (increase) in trade
          accounts receivable                              183      (    34)
        Decrease in inventories                             22          460
        Increase in other assets                       (    43)     (    24)
        Decrease in trade accounts payable                  -       (    17)
        (Decrease) increase in accrued expenses        (    53)           3
                                                        ------       ------

     Net cash provided by operating
          activities                                        92          467

CASHED FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                              (    - )     (    82)
     Purchase of marketable securities                 (   113)     (    31)
                                                        ------       ------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                  (    21)         354


CASH AND CASH EQUIVALENTS, beginning of quarter          1,786          910
                                                        ------       ------

CASH AND CASH EQUIVALENTS, end of quarter               $1,765       $1,264
                                                        ======       ======



              See notes to consolidated financial statements

                    CERTRON CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                For the Three Months Ended January 31, 1998
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operation for the periods presented. The only adjustments made were normal recurring adjustments.

The results for such three-month periods are not necessarily indicative of results for a full fiscal year. For the year ended October 31, 1997, the Company reported net sales of $4,988,000 and a net income of $77,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 1998 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.


NOTE C - NOTE RECEIVABLE

The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 bankruptcy proceeding. Subsequently, the note was rewritten to reflect the expense of collection and the bankruptcy proceeding was dismissed. The note now stands at $326,000. The interest rate was adjusted to 12 3/4%. The note is due August, 1998. On January 20, 1998, the maker of the note again filed a bankruptcy petition.
As of January 31, 1998, the note was not in default.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ---------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       As set forth in the following chart, the Company's current ratio was
5.84 to 1 at January 31, 1998.

                                 01/31/98       10/31/97
                                ----------     ----------
  Working capital               $2,710,000     $2,839,000
  Current ratio                  5.84 to 1      5.63 to 1

  The Company's liquidity has been supplied from internally generated funds and, prior to 1995, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. This was due to the Company's decision not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowings were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings. At January 31, 1998, the Company had no material commitments for capital expenditures.

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





RESULTS OF OPERATIONS
---------------------
First Quarter Fiscal 1998 compared to First Quarter Fiscal 1997
---------------------------------------------------------------
     During the first quarter of fiscal 1998, the Company had a net loss of $33,000, compared to a net income of $64,000 in the first quarter of fiscal 1997. The net loss for the first quarter of fiscal 1998 compared to the net income in the first quarter of 1997 was due to a decrease in net sales of $554,000 (37.2%) with an attendant decrease in gross margin of $186,000 offset by decrease of $84,000 in overhead expense and an increase in interest income of $5,000.

     Net sales were $935,000 for the first quarter of 1998 as compared to sales of $1,489,000 in the first quarter of 1997. The decrease of $554,000 or 37.2% was primarily the result of the decrease in sales to two major private label users of $292,000, video cassettes of $74,000 and other magnetic media products of $188,000. The Company expects the sales in second quarter of fiscal 1998 to equal or exceed $935,000 sales of the first quarter of fiscal 1998.

     Gross margins decreased by $186,000 for the quarter ended January 31, 1998, to $266,000 in the first quarter of fiscal 1998 from $452,000 in the first quarter of fiscal 1997. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $85,000 during the first quarter of fiscal 1998 from $396,000 in the first quarter of fiscal 1997 compared to $311,000 in the first quarter of fiscal 1998.

     The Company has not recorded a provision for federal income tax for first quarter of 1998 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested some cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 1998, the Company held common stocks which had a cost of approximately $153,000 and market value of approximately $150,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $3,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements
--------------------------
     The Company's statements herein which are not historical facts, including the statement as to the Company's sales in the second quarter of the 1998 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from a private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.











































PART II.    OTHER INFORMATION.
            -----------------


  Item 6.   Exhibit and Reports on Form 8-K
  -------

  (a)       Exhibits:

            27 - Financial Data Schedule


  (b)       Reports on Form 8-K:

            During the quarter ended January 31, 1998, the Company filed a form 8-k reporting on Item 5. "Other Events" with Date of Report (Date of earliest event reported) being January 2, 1998.




                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



REGISTRANT                                CERTRON CORPORATION



BY (SIGNATURE)                            /s/  Jesse A. Lopez
                                          -------------------
                                          Jesse A. Lopez
                                          Controller
                                          (Principal Accounting Officer)
                                          March 11, 1998




BY (SIGNATURE)                            /s/  Marshall I. Kass
                                          ---------------------
                                          Marshall I. Kass
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          March 11, 1998






                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q



NO.              ITEM                                    PAGE
---              ----                                    ----

27               Financial Data Schedule








