Form 10-Q/A
period 1998-01-31
CERTRON CORP
filed 1998-03-11
CIK 19002

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



                                CERTRON CORPORATION




Date:        3/11/98            /s/ Jesse A. Lopez
      -------------------       ------------------------------
                                Jesse A. Lopez
                                Controller
                                (Principal Accounting Officer)






Date:        3/11/98            /s/ Marshall I. Kass
      -------------------       ------------------------------
                                Marshall I. Kass
                                Chairman of the Board and
                                Chief Executive Officer







                                       8


                               EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
---              -----                                   ----


27               Financial Data Schedule