Form 10-Q
period 1998-04-30
CERTRON CORP
filed 1998-06-08
CIK 19002









































 PART I.   FINANCIAL INFORMATION
           ---------------------

     Item 1.   Financial Statements

                    CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                           ($ in Thousands)
                                                April 30,     October 31,
                                                     1998           1997
                                                ---------     -----------
               ASSETS                          (Unaudited)
--------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                      $1,890          $1,786
  Trade accounts receivable, net                    240             518
  Inventories:
      Finished products                             867             820
      Raw materials                                 147             178
      Work in process                                51              82
                                                 ------          ------
          Total inventories                       1,065           1,080
  Other current assets                              121              68
                                                 ------          ------
      Total current assets                        3,316           3,452
                                                 ------          ------
NOTE RECEIVABLE                                     326             326
                                                 ------          ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                           327             327
  Dies and molds                                    317             312
  Furnitures, fixtures and
      leasehold improvements                        224             224
                                                 ------          ------
                                                    868             863
          Less accumulated depreciation
              and amortization                  (   688)        (   655)
                                                 ------          ------
          Net equipment and leasehold
              improvements                          180             208
                                                 ------          ------
MARKETABLE SECURITIES                               116              45

OTHER ASSETS                                         32              32
                                                 ------          ------
      TOTAL ASSETS                               $3,970          $4,063
                                                 ======          ======










 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $    0          $    0
  Accrued advertising                               181             263
  Accrued professional fees                          30              63
  Accrued payroll and related items                 174             164
  Other accrued expenses                            132             123
                                                 ------          ------
      Total current liabilities                     517             613
                                                 ------          ------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; stated value
      $1 per share; authorized 10,000,000
      shares;  issued 3,128,000                   3,128          3,128
  Additional paid-in capital                      1,824          1,824
  Net unrealized (loss) gain on marketable
      equity securities                         (     1)             5
  Accumulated deficit                           ( 1,498)       ( 1,507)
                                                 ------         ------
      Total stockholders' equity                  3,453          3,450
                                                 ------         ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $3,970         $4,063
                                                 ======         ======

              See notes to consolidated financial statements























                                      1









                      CERTRON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                               ($ in Thousands)

                    Three Months Ended April 30,   Six Months Ended April 30,
                    ----------------------------   --------------------------
                         1998          1997            1998          1997
                     ------------  ------------    ------------  ------------
                      (Unaudited)                   (Unaudited)
NET SALES               $  953       $1,159           $1,888        $2,648
                        ------       ------           ------        ------
COST AND EXPENSES
  Cost of products sold    654          832            1,323         1,869
  Selling, general
   & administrative        302          335              613           728
  Depreciation and
   amortization             17           16               33            31
                        ------       ------           ------        ------
  Total costs and
   expenses                973        1,183            1,969         2,628
                        ------       ------           ------        ------
(Loss) income before
  other income
  and expenses         (    20)     (    24)         (    81)           20

Other income -
  Interest (net)            28           24               57            45
  Gain on sales of stock    34            5               34             5
                        ------       ------           ------        ------
Net income
  before provision      $   42       $    5           $   10        $   70

Provision for taxes         -            -                 1             1
                        ------       ------           ------        ------
Net income              $   42       $    5           $    9        $   69
                        ======       ======           ======        ======

PER SHARE INFORMATION:

Basic earnings
  per share             $   .01      $   -            $   -         $  .02
                        =======      ======           ======        ======

Diluted earnings        $   .01      $   -            $   -         $  .02
  per share             =======      ======           ======        ======

Average number of
  common shares
  outstanding         3,128,000   3,128,000        3,128,000     3,128,000
                      =========   =========        =========     =========

              See notes to consolidated financial statements
                                      2


                     CERTRON CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                             ($ in Thousands)

                                                   Six Months Ended April 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $    9        $   69
                                                      ------        ------
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                         33            30
    Changes in operating assets and liabilities:
    Decrease in trade accounts receivable                278           197
    Decrease in inventories                               15           334
    Increase in other assets                         (    53)      (    63)
    Decrease in trade accounts payable                    -        (    17)
    Decrease in accrued expenses                     (    96)      (   168)
                                                      ------        ------

  Net cash provided by operating
    activities                                           186           382
                                                      ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (     5)      (    88)
  Proceeds from sale of marketable securities            206             2
  Purchase of marketable securities                  (   283)      (    60)
                                                      ------        ------

NET CASH USED IN INVESTING ACTIVITIES                (    82)      (   146)
                                                      ------        ------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                       104           236
                                                      ------        ------

CASH AND CASH EQUIVALENTS, beginning of period         1,786           910
                                                      ------        ------
CASH AND CASH EQUIVALENTS, end of period              $1,890        $1,146
                                                      ======        ======

              See notes to consolidated financial statements


                                      3





                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    For the Three Months Ended April 30, 1998
                                  (Unaudited)



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



NOTE B -  MARKETABLE EQUITY SECURITIES

The company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1998 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the "identified cost" method.



NOTE C - NOTE RECEIVABLE

The Company has a note receivable from an unrelated party which is collateralized by a first deed of trust and assignment of rents on commercial property. The note was originally due in November 1996 and bore interest (payable monthly) at 14% per annum. At October 31, 1995 this note was in default and the maker of the note filed a Chapter 11 Bankruptcy Proceeding. Subsequently, the note was rewritten to reflect the expense of collection and the bankruptcy proceeding was dismissed. The note now stands at $326,000. The interest rate was adjusted to 12 3/4%. The note is due August 1998. On January 20, 1998, the maker of the note again filed a bankruptcy petition.
As of April 30, 1998, the note was not in default.



                                      4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     As set forth in the following chart, the Company's current ratio was
6.41 to 1 at April 30, 1998.

                                    04/30/98       10/31/97
                                   ----------     ----------
     Working capital               $2,799,000     $2,839,000
     Current ratio                  6.41 to 1      5.63 to 1

     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowings. At April 30, 1998, the Company had no material commitments for capital expenditures.

     The Company has reviewed its computer systems (hardware and software) for possible year 2000 problems and presently anticipates an expenditure of approximately $65,000 to upgrade its computer system to cover the problems of year 2000. The Company presently expects to fund this expenditure out of existing working capital. Due to the fact that the expenditure will be capitalized and depreciated over several years, the Company does not expect that it will materially adversely effect its results of operations. The foregoing statements as to the anticipated future effect to the Company of the year 2000 issue are forward looking statements which involve risks and uncertainties that could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include customer and suppliers effectively addressing the year 2000 problems and further hardware or software requirements due to changes in business.

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

                                      5

RESULTS OF OPERATIONS
---------------------

Second Quarter Fiscal 1998 compared to Second Quarter Fiscal 1997
-----------------------------------------------------------------

     During the second quarter of fiscal 1998, the Company had a loss from operations of $20,000, and net income of $42,000 on sales of $953,000 as compared to a loss from operations of $24,000 and net income of $5,000 on sales of $1,159,000 during the second quarter of fiscal 1997. The increase in net income of $37,000 in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 is due primarily to an increase in the gain of $29,000 on sales of investment securities and an increase in interest income of $4,000 and a decrease in loss from operations of $4,000 over the second quarter of fiscal 1997. The increase in gross margin is primarily due to the assembly work the Company is overseeing for others in Mexicali.
     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, commenced packaging products at its Mexicali, Mexico facility for another company on an order by order basis. Although neither or both of these arrangements are expected to have a material effect on the Company's sales or results of operations, they should make a minor contribution to the Company's gross margins over the remainder of this fiscal year. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.
     Net sales were $953,000 for the second quarter of 1998 as compared to net sales of $1,159,000 in the second quarter of 1997. The decrease of $206,000 or 17.8% was primarily the result of a decrease in sales of audio cassettes of $61,000, video cassettes of $36,000, mini and micro cassettes of $80,000 and other magnetic media products of $37,000 offset by an increase in assembly operations in Mexico in the amount of $8,000. The decrease in micro cassettes is primarily due to a decrease in sales in private label micro cassettes and the accumulation of product for a $322,000 order for Certron labeled micro cassettes that were delivered to a private label customer in May, 1998. Primarily as a result of this delivery, the Company expects its net sales in the third quarter of fiscal 1998 to exceed its $953,000 of net sales in the second quarter of fiscal 1998.
     Gross margins decreased by $28,000 for the quarter ended April 30, 1998, from $327,000 in the second quarter of fiscal 1997 to $299,000 in the second quarter of fiscal 1998. The primary reason for the decrease is due to decreased magnetic media sales offset by increased assembly operations in Mexico in the amount of $8,000.
     Due to the decrease in net sales, selling, general and administrative expenses decreased by $33,000 during the second quarter of fiscal 1998 from $335,000 in the second quarter of fiscal 1997 to $302,000 in the second quarter of fiscal 1998.
     The Company has not recorded a provision for federal income tax for the second quarter of 1997 and 1998 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

                                   6
     The Company invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1998, the Company held common stocks which had a cost of approximately $116,000 and market value of approximately $115,000.
     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $1,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Six Months Fiscal 1998 compared to Six Months Fiscal 1997
---------------------------------------------------------
     For the first six months of fiscal 1998, the Company had a loss from operations of $81,000 and net income of $9,000 on sales of $1,888,000 as compared to a profit from operations of $20,000 and a net income of $69,000 on sales of $2,648,000 during the first six months of fiscal 1997. The decrease in net income for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 of $60,000 is due primarily to the decrease in gross profit of $101,000, offset in part by the gain from sale of stock investments of $29,000, and an increase in interest income of $12,000 over the first six months of fiscal 1997.

     Net sales were $1,888,000 for the first six months of 1998 as compared to net sales of $2,648,000 for the first six months of 1997. The decrease of $760,000 or 28.7% was primarily the result of a decrease in sales of audio cassettes of $63,000, video cassettes of $110,000, mini and micro cassettes of $520,000 and other magnetic media products of $75,000 offset by an increase in assembly operations in Mexico in the amount of $8,000. The primary reason for the decrease in sales of micro cassettes is the decrease in private label micro cassettes and the accumulation of product for a $322,000 order for Certron labeled micro cassettes delivered in May, 1998 which is described above under the discussion of the second quarter of fiscal 1998 as compared to second quarter of fiscal 1997.

     Gross margins decreased by $214,000 for the first six months of fiscal 1998, from $779,000 for the first six months of fiscal 1997 to $565,000 for the first six months of fiscal 1998. The primary reason for the decrease is due to decreased sales of magnetic media products offset by an increase in assembly operations in Mexico in the amount of $8,000. As described above under the discussion of the second quarter of fiscal 1998 as compared to second quarter of fiscal 1997, the Company has recently signed a one year agreement with a United States company to oversee such company's Mexicali operation and has an arrangement with another small company for the packing of various products at the Company's Mexicali plant.

     Selling, general and administrative expenses decreased by $115,000 during the first six months of fiscal 1998 from $728,000 for the first six months of fiscal 1997 compared to $613,000 for the first six months of fiscal
                                      7
1998, due to the decrease in advertising expense of $76,000, supplies of $37,000 and other miscellaneous expense of $14,000 and offset in part by an increase in personnel expense of $12,000.

     The Company has not recorded a provision for federal income tax for the first six months of 1998 and 1997 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1998, the Company held common stocks which had a cost of approximately $116,000 and market value of approximately $115,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $1,000 from their original cost is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize the loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's anticipated net sales in the third quarter of the 1998 fiscal year as compared to the net sales for the second quarter of fiscal 1998, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from the private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.



Item 3.     Quantitative and Qualitative Disclosures About Market Risk.


       Not applicable.

PART II.    OTHER INFORMATION.
            ------------------


    Item 4.   Submission of Matters to a Vote of Security Holders.
    -------

    (a)  On March 24, 1998, the Registrant held its Annual Meeting of
Shareholders.

    (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

    (c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified (there were no broker non-votes):


                   Name            Vote For       Withheld
                   ----            ---------      --------
            Marshall I. Kass       2,795,700      84,084
            Jonathan F. Kass       2,805,299      74,485
            Michael S. Kass        2,805,299      74,485
            Susan E. Kass          2,805,324      74,460
            Herbert Bronsten       2,804,724      75,060
            Rogelio Buenrostro     2,805,324      74,460
            Jesse A. Lopez         2,805,124      74,660


     Item 6.   Exhibit and Reports on Form 8-K
     -------

     (a)       Exhibits:

               27 - Financial Data Schedule


     (b)       Reports on Form 8-K:

               During the quarter ended April 30, 1998, no reports on Form 8-K were filed.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



REGISTRANT                               CERTRON CORPORATION




BY (SIGNATURE)                           /s/ Jesse  A. Lopez
                                         -------------------
                                         Jesse A. Lopez
                                         Controller
                                         (Principal Accounting Officer)
                                         June 8, 1998





BY (SIGNATURE)                           /s/ Marshall I. Kass
                                         --------------------
                                         Marshall I. Kass
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         June 8, 1998

                              EXHIBIT INDEX
                                    TO
             CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
---              ----                                    ----

27               Financial Data Schedule