Form 10-K405
period 1998-10-31
CERTRON CORP
filed 1999-01-29
CIK 19002

PART I
Item 1.  Business.
------------------
     Certron Corporation is referred to herein as the "Company" or "Certron" and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

     Certron's business consists primarily of the design, development, manufacturing and distribution of magnetic media products and the contract assembly and manufacturing of products for the proprietary use of others.

     The following table sets forth, for the years ended October 31, 1998, 1997, and 1996, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 1998, 1997 and 1996 attributable to each of the Company's industry segments.

                                                 Year ended October 31,
                                             -----------------------------
                                               1998       1997       1996
                                             -----------------------------
                                                    (In Thousands)
Net sales to unaffiliated customers:
    Magnetic Media products                  $3,879     $4,988     $5,382
    Contract Assembly                            52     $  -       $  -

Operating profit before general
    corporate expense:
    Magnetic Media products                  $  849     $1,079     $  911
    Contract Assembly                            20        -          -

Identifiable assets:
    Magnetic Media products                  $1,329     $1,806     $2,652
    Contract Assembly                            22        -          -

Magnetic Media Products
-----------------------
     The Company's magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 1998, 1997 and 1996, net sales of the Company's magnetic media products were as follows:

                                                      Net Sales
                                             -----------------------------
           Product                            1998        1997       1996
----------------------------                 ------      ------     ------
Audio magnetic tape products                 $3,256      $4,044     $4,170
Video cassettes                                 623         944      1,212
                                             $3,879      $4,988     $5,382

                                      1
     Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS and 8mm video cassettes. The Company purchases substantially all of its products from sources both in the Far East and Mexico. Although the majority of purchases from the Far East is from one vendor, all the products produced by this vendor are available from other sources and the Company does not anticipate that it will be unable to obtain these products. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico.
     Certron's magnetic media products are marketed and sold primarily in the United States to wholesale distributors, original equipment manufacturers, mail order companies and major retail outlets. Less than 5% of the Company's net sales during the last three fiscal years were to foreign customers. The Company's products are distributed under its own labels and under different customer labels. Standard sized and miniaturized cassettes for dictation purposes and cassettes for telephone answering devices are also sold to office supply outlets and distributors.
     For the fiscal year ended October 31, 1998, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 83.89% of the Company's total net sales of such magnetic media products. During fiscal 1998, the two largest single magnetic media customers accounted for $938,500 and $723,000 or 24.2% and 18.6% of total magnetic media sales, respectively.
     The Company believes that the amount of its backlog on any given date is not necessarily indicative of trends in its magnetic media business in as much as orders received for such products are generally completed in less than 60 days.
     Most of the Company's magnetic media products are available from multiple sources, although certain components utilized in the manufacture of the Company's magnetic media products are available from a few sources. The Company has no reason to anticipate that it will be unable to purchase components from those sources.
Contract Assembly
-----------------
     The Company assembles products for others. Sales from contract assembly result from contracts negotiated directly with the customer. The products are designed by the customer and assembled by the Company in accordance with customer specifications. The customer supplies the raw materials. The Company's responsibility and sales are limited to the assembly service. The assembly service occurs in the Company's facilities in Mexicali, B.C., Mexico.
     During the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, commenced packaging products at its Mexicali, Mexico facility for another company on an order by order basis. Although neither of these arrangements have had a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 1998 and are expected to make a minor contribution to the Company's gross margins in fiscal 1999. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.
                                     2
Competition
-----------

    In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". Although the Company believes that the current release of the new digital video disk system will not have a material adverse impact on the Company's operations over the next few years, the introduction of digital products may, depending upon price and the amount of hardware sales, in the long run have an adverse competitive impact on Certron's sales of competitive magnetic media products. The Company sees no effect on sales in fiscal 1999. The foregoing statements concerning the effect of sales of digital products on the Company's operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and the price and availability of hardware for the use of such products.



Employees
----------

     At January 1, 1999, Certron employed 62 people in its various operations, consisting of 50 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 8 people at its facility in Los Angeles, California.













                                     3


Item 2.  Properties.
--------------------

The principal office, assembling and warehousing facilities of the Company are as follows:

                Approx. Area                      Approx.
Location             Sq. ft.    Lease Expires   annual rent     Principal use
-----------------------------------------------------------------------------
422 N. Smith Avenue   17,186    8-31-03(1)         $79,000      Warehouse and
Corona, CA                                                      packaging

1545 Sawtelle Blvd.    2,811    11-30-03(1)        $55,000     Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial     15,000    03-01-99           $60,000     Magnetic Media
Mexicali, B.C., Mexico                                         assembly &
                                                               packaging
                                                               and contract
                                                               assembly and
                                                               manufacturing

----------------------------------------------

(1) 422 N. Smith Avenue and 1545 Sawtelle Blvd. are leased from Louart Corporation, a principal stockholder of Certron.

The Company believes that its facilities are maintained in satisfactory operating conditions and are adequate for its needs.



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





                                     4



                                  PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

     Prior to January 1998, Certron's common stock was listed in the NASDAQ Small Cap Market. Certron's common stock ceased to be listed in the NASDAQ Small Cap market effective with the close of trading on January 2, 1998 due to the failure to maintain a minimum closing bid price of $1.00 per share or the alternative minimum market value public float required for continued listing. Since January 5, 1998, the common stock of the Company has traded in the NASDAQ Bulletin Board under the symbol CRTN.

     The following table shows the high and low bid quotations for such stock in the Over-the-Counter market for each fiscal quarter during fiscal year ended October 31, 1997 and for the first quarter of fiscal 1998 through December 31, 1997 as furnished by NASDAQ and the high and low prices for such stock for each fiscal quarter during the fiscal year ended October 31, 1998 from January 1, 1998 as provided by Commodity Systems, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Fiscal period                                   High           Low
     -------------                                  -----          ----

     1997
     ----
     First quarter                                  .8125         .6250
     Second quarter                                 .8125         .6250
     Third quarter                                  .8125         .6875
     Fourth quarter                                 .7813         .3438

     1998
     ----
     First quarter
      (through December 31, 1997)                   .5312         .3750
     First quarter
      from (January 1 through January 31, 1998)     .4219         .1719
     Second quarter                                 .4375         .2031
     Third quarter                                  .3750         .3125
     Fourth quarter                                 .3750         .2656

     As of January 14, 1999, the approximate number of holders of record of the Company's Common Stock was 1,438. The Company has never paid a cash dividend on its Common Stock.





                                      5



Item 6.  Selected Financial Data
--------------------------------

                      1998        1997        1996        1995        1994
                   ----------------------------------------------------------
Net Sales         $3,931,000  $4,988,000 $5,382,000  $3,900,000   $7,951,000
Net income (loss)
  before
  extraordinary
  credit          $   38,000  $   77,000 $   28,000 ($  774,000) ($  170,000)
Net income (loss) $   38,000  $   77,000 $   28,000 ($  774,000) ($  170,000)
Net income (loss)
  per common share     $.01        $.02       $.01       ($.25)       ($.05)
Total assets      $3,950,000  $4,063,000 $4,062,000  $3,965,000   $4,710,000
Long-term debt          -          -          -           -            -
Working capital   $3,055,000  $2,839,000 $2,791,000  $2,844,000   $3,412,000
Stockholders'
   equity         $3,445,000  $3,450,000 $3,355,000  $3,368,000   $4,027,000

     No cash dividends have been paid during the five-year period ended October 31, 1998.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     As demonstrated by the following chart, the Company's working capital increased at October 31, 1998 as compared to that at October 31, 1997. The decrease in cash flow from operations in fiscal 1998 was primarily the result of decrease in sales. Accounts receivable decreased by $195,000, inventories decreased by $202,000, cash increased by $451,000, and other assets increased by $54,000. Accounts payable and accrued expenses decreased by $108,000.

                                                   October 31
                                     -------------------------------------
                                        1998         1997         1996
                                     ----------   ----------   -----------
     Working Capital                 $3,055,000   $2,839,000   $2,791,000
     Current Ratio                    7.05 to 1    5.63 to 1    4.94 to 1
     Cash Flows from Operations      $  339,000   $  972,000  ($  750,000)







     The Company's liquidity has been supplied by internally generated funds and, prior to 1996, short-term borrowing. The Company elected not to renew its bank line of credit which expired on March 31, 1995. The Company elected not to incur the cost and expenses of extending and maintaining the bank line of credit until such time as bank borrowing were required. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At October 31, 1998, the Company had no material commitments for capital expenditures.

     The Company has reviewed its computer systems (hardware and software) for possible year 2000 problems. The estimated cost to upgrade its computer system is under $100,000. The Company presently expects to fund this expenditure out of existing working capital. The Company does not expect









































                                      6
that this year 2000 compliance program will materially adversely effect its results of operations. The foregoing statements as to the anticipated future effect to the Company of the year 2000 issue are forward looking statements which involve risks and uncertainties that could cause actual results to differ materially from these forward looking statements. Factors which could cause actual results to differ materially include customers, suppliers, financial institutions and others with whom the Company does business, and how effectively they address the year 2000 problems and further hardware or software requirements due to changes in business.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. As described below, the Company has been attempting to become a private label manufacturer of magnetic media products for several large national and international companies.

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

Results of Operations
---------------------
     Fiscal 1998 Compared to Fiscal 1997
     -----------------------------------
     During fiscal 1998, the Company had a loss from operations of $96,000 and net income of $38,000 on sales of $3,931,000 as compared to a loss from operations of $34,000 and net income of $77,000 for fiscal 1997 on sales of $4,988,000. Gross profit decreased by $299,000 between fiscal 1998 and fiscal 1997. Selling, general and administrative expenses decreased by $236,000, depreciation and amortization expense decreased by $1,000 and interest income increased by $27,000.

     Sales of magnetic media products were $3,879,000 in fiscal 1998 as compared to $4,988,000 in fiscal 1997. The decrease of 22.2% was primarily the result of the decrease in sales of micro cassettes by $620,000 and video cassettes by $338,000. The reduction in sales of micro cassettes was primarily the result of decreased sales to a private label customer, sales to whom had increased from $208,459 in fiscal 1996 to $405,438 in fiscal 1997. See "Fiscal 1997 compared to Fiscal 1996."

     Total gross margin as a percentage of net sales was 29.6% in fiscal 1998 and 29.3% in fiscal 1997. This change was due to decrease in cost of audio magnetic media products. Due primarily to reduced sales, margins decreased by $299,000 (20.5%) in fiscal 1998. Margins in fiscal 1998 were $1,163,000 and in fiscal 1997 were $1,462,000.

                                      7


     Selling, general and administrative expense decreased by $236,000 during fiscal 1998 from $1,429,000 in 1997 to $1,193,000 in 1998. The decrease was due to a decrease in advertising by $123,000, decrease in supplies by $45,000, bad debts by $49,000 and other expenses by $19,000.

    Interest income increased by $27,000 in fiscal 1998 due to the increase in cash and cash equivalents. Interest income in fiscal 1997 was $101,000 compared to $128,000 in fiscal year 1998.

     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, commenced packaging products at its Mexicali, Mexico facility for another company on an order by order basis. Although neither of these arrangements have had a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margins in fiscal 1998 and are expected to make a minor contribution to the Company's gross margins in fiscal 1999. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

     During fiscal 1998, the Company invested cash not needed in operations, in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1998, the Company held common stocks which had a cost of approximately $177,000 and market value of approximately $139,000.

     In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $38,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the increase. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.
     Sales for the first two months of the first quarter of fiscal 1999 were down approximately $120,000 compared to sales for the first two months of the first quarter of fiscal 1998. Although the Company expects that net sales for the first quarter of fiscal 1999 will be less than the comparable quarter of fiscal 1998 and a loss for the first quarter of fiscal 1999 is anticipated, the Company cannot predict the profit or loss picture for the balance of fiscal 1999.
                                      8


     Fiscal 1997 Compared to Fiscal 1996
     -----------------------------------

     During fiscal 1997, the Company had a loss from operations of $34,000 and net income of $77,000 on sales of $4,988,000 as compared to a loss from operations of $67,000 and net income of $28,000 for fiscal 1996 on sales of $5,382,000. Gross profit increased by $17,000 between fiscal 1997 and fiscal 1996. Selling, general and administrative expenses decreased by $32,000, depreciation and amortization expense increased by $16,000 and interest income increased by $5,000.
     Sales of magnetic media products were $4,988,000 in fiscal 1997 as compared to $5,382,000 in fiscal 1996. The decrease of 7.3% was primarily the result of the decrease in sales of audio cassettes by $106,000 and video cassettes by $253,000. In the fourth quarter of fiscal 1996, the Company was informed by a private label customer, which accounted for approximately $978,500 of the Company's net sales for the fiscal year ended October 31, 1996 and $815,808 for fiscal year ended October 31, 1997, that following delivery of products ordered for early February 1997, such Customer would no longer use Certron as a major resource for certain of its private label audio products. This customer assured the Company that its decision was not due to price, quality or delivery. In addition, the customer indicated that it would continue to purchase other private label audio products from the Company. The customer subsequently gave the company reduced orders for magnetic media products throughout fiscal 1997. At the same time, another private label customer had projected increased purchases beginning December, 1996. While sales to this customer during the 1997 fiscal year nearly doubled from $208,459 to $405,438, sales did not materialize as originally projected.
     Total gross margin as a percentage of net sales was 29.3% in fiscal 1997 and 26.8% in fiscal 1996. This change was due to decrease in cost of audio magnetic media products. Margins increased by $17,000 (1.17%) in fiscal 1997. Margins in fiscal 1997 were $1,462,000 and in fiscal 1996 were $1,445,000.
     Selling, general and administrative expense decreased by $32,000 during fiscal 1997 from $1,461,000 in 1996 to $1,429,000 in 1997. The decrease was due to a decrease in advertising by $145,000,on, decrease in commissions by $8,000, travel by $11,000 and offset by increase in personnel expense by $58,000, supplies by $24,000, bad debts by $47,000 and other expenses by $3,000.
     Interest income increased by $5,000 in fiscal 1997 due to the increase in cash and cash equivalents. Interest income in fiscal 1996 was $96,000 compared to $101,000 in fiscal year 1997.
     During fiscal 1997, the Company invested cash not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1997, the Company held common stocks which had a cost of approximately $40,000 and market value of approximately $45,000.
     In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $5,000 between cost and market value is recorded as an unrealized holding gain, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a gain in its statement of operations equal to the amount of

                                      9
the increase. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements
--------------------------

     Certain statements herein, including statements as to the Company's anticipation that sales will decline and a loss incurred in the first quarter of the 1999 fiscal year and the Company's uncertainty as to its outlook for fiscal 1999 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the Company's ability to obtain additional customers and business, pricing factors and competition.




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




























Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


       [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]



            Report of Independent Certified Public Accountants
            --------------------------------------------------

Board of Directors
Certron Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Certron Corporation (a California Corporation) and subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation and subsidiary as of October 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years ended October 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 21, 1998


                       CERTRON CORPORATION AND SUBSIDIARY
                       ----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                                         October 31,
                                                  ------------------------
   ASSETS                                            1998         1997
--------------                                    ----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                        $2,237,000   $1,786,000
 Trade accounts receivable, less allowance
 for doubtful accounts of $46,000 in 1998
 and $50,000 in 1997                                 323,000      518,000
 Inventories:
    Finished products                                666,000      820,000
    Work in process                                   29,000       82,000
    Raw materials                                    183,000      178,000
                                                  ----------   ----------
        Total inventories                            878,000    1,080,000
 Other current assets                                122,000       68,000
                                                  ----------   ----------
        Total current assets                       3,560,000    3,452,000
                                                  ----------   ----------

NOTE RECEIVABLE                                        -          326,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
 Machinery and equipment                             327,000      327,000
 Dies and molds                                      317,000      312,000
 Furniture, fixtures and leasehold improvements      296,000      224,000
                                                  ----------   ----------
                                                     940,000      863,000
    Less accumulated depreciation
        and amortization                         (   721,000) (   655,000)
                                                  ----------   ----------

        Net Equipment and Leasehold Improvements     219,000      208,000
                                                  ----------   ----------
MARKETABLE SECURITIES                                139,000       45,000
OTHER ASSETS                                          32,000       32,000
                                                  ----------   ----------
                                                  $3,950,000   $4,063,000
                                                  ==========   ==========
















 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                 $     -      $     -
 Accrued advertising                                 160,000      263,000
 Accrued professional fees                            51,000       63,000
 Accrued payroll and related items                   164,000      164,000
 Other accrued expenses                              130,000      123,000
                                                  ----------   ----------
    Total current liabilities                        505,000      613,000
                                                  ----------   ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1.00 par value, authorized
 500,000 shares, no shares issued and outstanding
 Common stock, no par value; stated value $1 per
 share; authorized 10,000,000 shares; issued and
 outstanding, 3,128,000 shares(1998 and 1997)      3,128,000    3,128,000
 Additional paid-in capital                        1,824,000    1,824,000
 Net unrealized (loss) gain on marketable
 equity securities                               (    38,000)       5,000
 Accumulated deficit                             ( 1,469,000) ( 1,507,000)
      Total Stockholders' Equity                   3,445,000    3,450,000
                                                  ----------   ----------
                                                  $3,950,000   $4,063,000
                                                  ==========   ==========

                See notes to consolidated financial statements.


























                      CERTRON CORPORATION AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                              Year Ended October 31,
                                       -------------------------------------
                                          1998         1997          1996
                                       ----------   ----------   -----------
NET SALES                              $3,931,000   $4,988,000   $ 5,382,000

COSTS AND EXPENSES:
   Cost of products sold                2,768,000    3,526,000     3,937,000
   Selling, general and
   administrative                       1,193,000    1,429,000     1,461,000
   Depreciation and amortization           66,000       67,000        51,000
                                       ----------   ----------   -----------
                                        4,027,000    5,022,000     5,449,000

LOSS FROM OPERATIONS                  (    96,000) (    34,000) (     67,000)

OTHER INCOME (EXPENSE)
   Realized gain on marketable
      equity securities                     7,000       11,000          -
   Interest Income (net)                  128,000      101,000        96,000
                                       ----------   ----------   -----------
INCOME BEFORE PROVISION
   FOR TAXES                               39,000       78,000        29,000

PROVISIONS FOR TAXES                        1,000        1,000         1,000
                                       ----------   ----------   -----------
NET INCOME                             $   38,000   $   77,000   $    28,000
                                       ==========   ==========   ===========

Net income per share                        $.01         $.02          $.01
                                            ====         ====          ====
Weighted average common shares
   outstanding                          3,128,000    3,128,000     3,128,000
                                        =========    =========     =========


         See notes to consolidated financial statements.










                   CERTRON CORPORATION AND SUBSIDIARY
                   ----------------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------

                                              Net
                                           Unrealized
                                            (Loss)
                                            Gain on
               Common Stock     Additional Marketable
            --------------------  paid-in    Equity   Accumulated
             Shares     Amount    capital  Securities   deficit     Total
            --------- ---------- ---------- --------  ----------  ----------
BALANCE
 October 31,
 1995      3,128,000 $3,128,000 $1,824,000  $ 28,000 ($1,612,000) $3,368,000

 Unrealized
 Loss on
 Marketable
 Securitie                                 ( 41,000)             (    41,000)
 Net Income                                               28,000      28,000
           --------- ---------- ----------  -------   ----------  ----------
BALANCE
 October 31,
 1996      3,128,000  3,128,000  1,824,000 ( 13,000) ( 1,584,000)  3,355,000

 Unrealized
 Gain on
 Marketable
 Securities                                  18,000                   18,000

 Net Income                                               77,000      77,000
           --------- ---------- ----------  -------   ----------  ----------
BALANCE
 October 31,
 1997      3,128,000  3,128,000  1,824,000    5,000  ( 1,507,000)  3,450,000

 Unrealized
 Loss on
 Marketable
 Securities                                ( 43,000)             (    43,000)

 Net Income                                               38,000      38,000
           --------- ---------  ----------  --------  ----------  ----------
BALANCE
 October 31,
 1998      3,128,000 3,128,000  $1,824,000 ($38,000)  ($1,469,000) $3,445,000

              See notes to consolidated financial statements.




                      CERTRON CORPORATION AND SUBSIDIARY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                               Year Ended October 31,
                                         -----------------------------------
                                             1998        1997        1996
                                         ----------  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                        $   38,000  $   77,000   $   28,000
                                         ----------  ----------   ----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization               66,000      67,000       51,000
 Changes in operating assets and
 liabilities:
   Decrease (increase) in trade
     accounts receivable                    195,000       9,000  (   146,000)
    Decrease(increase) in inventories       202,000     788,000  (   738,000)
    Increase (decrease) in other assets (    54,000)    125,000  (    55,000)
    (Decrease)increase in accounts
     payable                                   -    (    17,000)      17,000
    (Decrease) increase in accrued
       expenses                         (   108,000)(    77,000)      93,000
                                         ----------  ----------   ----------
Total adjustments                           301,000     895,000  (   778,000)
                                         ----------  ----------   ----------

 Net cash provided by (used in)
   operating activities                     339,000     972,000  (   750,000)
                                         ----------  ----------   ----------




















CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for equipment and
   leasehold improvements               (    77,000)(    94,000) (   105,000)
 Proceeds from sale of marketable
   securities                               580,000     197,000       82,000
 Purchase of marketable securities      (   717,000)(   123,000) (   109,000)
  Decrease (increase) in notes
   receivable                               326,000 (    76,000)       -
                                         ----------  ----------   ----------

 Net cash provided by (used in)
   investing activities                     112,000 (    96,000) (   132,000)
                                         ----------  ----------   ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       451,000     876,000  (   882,000)

CASH AND CASH EQUIVALENTS,
 beginning of year                        1,786,000     910,000    1,792,000
                                         ----------  ----------   ----------

CASH AND CASH EQUIVALENTS,
 end of year                             $2,237,000  $1,786,000   $  910,000
                                         ==========  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

 Cash paid during the year for:
 Interest                                $   14,000  $   13,000   $   13,000
   Income taxes                          $    1,000  $    1,000   $    1,000


             See notes to consolidated financial statements.
























                     CERTRON CORPORATION AND SUBSIDIARY
                      ----------------------------------


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                 -------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

 Nature of Operations
 --------------------
 The Company's business consists primarily of the design, development, manufacturing and distribution of magnetic media products and the contract assembly and manufacturing of products for the proprietary use of others.

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

 Equipment and Leasehold Improvements
 ------------------------------------
 Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms.
                                     16
 Marketable Equity Securities
 ----------------------------
 Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 1998, the Company had no investments that qualified as trading or held to maturity.

 Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

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

 Concentrations and Uncertainties
 --------------------------------
 For fiscal year 1998, the Company's ten largest customers accounted for approximately 83.9% of the Company's net sales. Two of these customers accounted for 24.2% and 18.6% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term affect on the Company's financial position, results of operations and cash flows. The Company was informed by one of these customers that it will no longer use the Company as a major supplier after February, 1997. However, purchases on a reduced scale continued for the fiscal year.

 The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its products. There are substantial

                                     17
 competitors in each of the Company's markets that have greater resources than the Company in order to gain more recognition.

 The Company purchases substantially all of its materials for audio and video cassettes from sources both in the Far East and Mexico. All of the Company's manufacturing activities are conducted in Mexico.

 Recently Issued Accounting Pronouncement
 ----------------------------------------
 SFAS No. 130, "Reporting Comprehensive Income," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full presentation of general-purpose financial statements. The Company has not yet determined the effect of implementing this standard.

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statement of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has not yet determined the effect of implementing this standard.

 Reclassifications
 -----------------
 Certain reclassifications have been made to the October 31, 1996 and October 31, 1995 financial statements to conform to the October 31, 1997 presentation.


Note 2 - Note Receivable
------------------------
  The Company's note receivable is from an unrelated party and is collateralized by a first deed of trust and assignment of rents on commercial property. The note was due August 1, 1998 in the amount of $326,000 plus accumulated interest at 12 3/4 percent per annum. The party concerned defaulted on the principal payment and past due interest. The property was set for foreclosure August 5, 1998. On August 4, 1998, the Company received full payment of the note's principal, past due interest and foreclosure cost in the aggregate amount of $333,452 from the holder of the second deed of trust.


Note 3 - Marketable Securities
------------------------------
  The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1997 and 1998. The investments in equity securities at October 31, 1997 had an original cost of $40,000 and a fair value of $45,000, resulting in gross unrealized gains of $6,000 and gross unrealized losses of $1,000 respectively. The investments in equity securities at October 31, 1998 have an original cost of $177,000 and a fair value of $139,000, resulting in gross unrealized loss of $43,000 and gross unrealized gain of $5,000, respectively.
                                     18
Note 4 - Options
----------------

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

                                 Options
                                available     Options
                                    for     granted and
   1983 Stock Option Plan          grant    outstanding    Price Range
  --------------------------   ---------    -----------  --------------
  Balance, October 31, 1995          -         124,000    $.968 - $1.50
  Canceled                           -        ( 60,000)       $.968
                                 -------       -------

  Balance, October 31, 1996                     64,000    $.968 - $1.66

  Canceled                                    ( 44,000)       $.968
                                 -------       -------

  Balance, October 31, 1997          -          20,000    $1.50 - $1.66
  Canceled                                    ( 20,000)   $1.50 - $1.66
                                 -------       -------

  Balance, October 31, 1998          -            -
                                 =======       =======














                                Options
                               available     Options
Executive Stock                  for        granted and
Option Plan                      grant      outstanding     Price Range
--------------------------     ---------    -----------  ---------------
 Balance, October 31, 1995       230,000       70,000    $0.810 - $1.375

 Granted                        ( 64,500)      64,500        $1.000
 Canceled                         30,000     ( 30,000)       $1.375
                                 -------      -------

 Balance, October 31, 1996       195,500      104,500    $0.810 - $1.375

 Granted                        ( 64,500)      64,500        $1.000
 Canceled                            500     (    500)       $1.000
                                 -------      -------

 Balance, October 31, 1997       131,500      168,500    $0.810 - $1.375

 Canceled                         30,000     ( 30,000)      $1.375
                                 -------      -------

 Balance, October 31, 1998       161,500      138,500    $0.810 - $1.000
                                 =======      =======
































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

                                                     October 31,
                                                        1997
                                                     -----------
 Net income as reported                                $77,000
 Income(loss), pro forma                                48,000
 Income per share as reported                              .02
 Income (loss) per share, pro forma                        .02

 These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997.

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

                                                        1997
                                                     -----------
 Risk free interest rate                                  5.7%
 Expected lives (years)                                   5
 Expected volatility                                     65.0%
 Expected dividends                                     $ 0

 The weighted-average fair value of options granted during the year ended October 31, 1997 was $0.45. The exercise price of the options granted is $1.00, and the market price on the dates of grant was $0.81. There were no options granted during the year ended October 31, 1998.













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

 At October 31, 1998, there were 138,500 options outstanding and exercisable. These options had a weighted average remaining contractual life of two years. The weighted average exercise price of the options outstanding and exercisable was $1.11.

 The fair value of options granted in 1997 was $29,000.








































Note 5 - Taxes on Income
------------------------

 The provision for taxes on income is comprised of the minimum state income taxes of $800.

 A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                             Year Ended October 31,
                                         -----------------------------
                                           1998       1997       1996
                                         --------   --------   --------
   Statutory rate                         34.0%      34.0%       34.0%
   State taxes, net of federal
      benefit                              2.1%       1.3%        3.5%
   Unrecognized benefit of
      net operating losses               (34.0%)    (34.0%)     (34.0%)
                                          -----      -----       -----
   Effective tax rate                      2.1%       1.3%      ( 3.5%)

 For federal income tax return purposes, net operating losses of approximately $2,300,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $262,000 expire beginning October 31, 1998.

 Significant components of the Company's deferred tax asset consist of the following:

                                             October 31,    October 31,
                                                1998           1997
                                             -----------    -----------
   Net operating loss carry forward          $  806,000     $  880,000
   State Taxes                                   31,000           -
   Vacation and severance accruals               71,000         70,000
   Allowance for bad debts                       19,000         20,000
   Inventory                                    120,000        114,000
   Depreciation                                  20,000          7,000
   Loss on marketable equity
      securities                                140,000        137,000
   General business credit                         -            96,000
                                             ----------     -----------
      Total deferred tax assets               1,207,000      1,324,000
   Valuation allowance for deferred
      tax assets                            ( 1,207,000)   ( 1,324,000)
                                             ----------     ----------
                                             $    -         $    -
                                             ==========     ==========

 The deferred tax assets have been offset in entirety by a valuation allowance due to the uncertainty of their realization.




Note 6 - Commitments
--------------------

 Operating Leases -

 The Company leases office, production and warehouse facilities under long-term operating leases. The Company leases its office space from Louart Corporation ("Louart"), a stockholder of the Company. Aggregate minimum net lease payments under non-cancelable operating leases as of October 31, 1998, are $683,000.

 Total rental expense charged to operations amounted to $207,000, $202,000, and $199,000 for the years ended October 31, 1998, 1997, and 1996 respectively.











































 Rent paid to Louart for the years ended October 31, 1998, 1997 and 1996 totaled $147,000, $144,000, and $144,000 respectively.

 Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

 Employment Contract -

 On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal years ended October 31, 1996 and October 31, 1997, the Chairman and CEO voluntarily reduced his compensation to $184,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31,2001.



Note 7 - Industry Segment Information
-------------------------------------

 The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

 Sales to two single customers in the magnetic media products field accounted for $1,662,000 (42.8% of total magnetic media sales) in 1998, $1,852,000
 (37% of total magnetic media sales) in 1997; $2,249,473 (41.8% of total magnetic media sales) in 1996. Receivables from these customers totaled $87,000 and $16,000, respectively at October 31, 1998.

 Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.





















  Financial information for 1998, 1997 and 1996 by industry segment, is summarized as follows:

                                         1998          1997          1996
                                      ----------    ----------    ----------
  Net sales to unaffiliated customers:
   Magnetic media products            $3,879,000    $4,988,000    $5,382,000
   Contract assembly                      52,000          -             -
                                      ----------    ----------    ----------
   Consolidated                       $3,931,000    $4,988,000    $5,382,000
                                      ==========    ==========    ==========
  Operating profit:
   Magnetic media products            $  849,000    $1,079,000    $  911,000
   Contract assembly                      20,000          -             -
                                      ----------    ----------    ----------
                                         869,000     1,079,000       911,000

  General corporate expenses         (   965,000)  ( 1,113,000)  (   978,000)
  Realized gain & loss on
    marketable securities                  7,000        11,000          -
   Interest expense                  (    14,000)  (    13,000)  (    13,000)
  Other income-interest                  142,000       114,000       109,000
                                      ----------    ----------    ----------
  Income before taxes on
   income(benefit) and
   extraordinary credit               $   39,000    $   78,000    $   29,000
                                      ==========    ==========    ==========

  Identifiable assets:
   Magnetic media products            $1,329,000    $1,806,000    $2,652,000
   Contract assembly                      22,000          -             -
                                      ----------    ----------    ----------
      Total identifiable asset         1,351,000     1,806,000     2,652,000

  General corporate assets             2,599,000     2,257,000     1,410,000
                                      ----------    ----------    ----------

      Total assets                    $3,950,000    $4,063,000    $4,062,000
                                      ==========    ==========    ==========

  Depreciation and amortization:
   Magnetic media products            $   66,000    $   67,000    $   51,000
   Contract assembly                        -          -             -
                                      ----------    ----------    ----------
      Total depreciation and
      amortization                    $   66,000    $   67,000    $   51,000
                                      ==========    ==========    ==========

  Capital expenditures:
   Magnetic media products            $   77,000    $   94,000    $  105,000
   Contract assembly                        -             -             -
                                      ----------    ----------    ----------
      Total capital expenditures      $   77,000    $   94,000    $  105,000
                                      ==========    ==========    ==========

  Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $367,000
  (1998), $404,000 (1997), and $411,000 (1996).  The net book value of tangible identifiable assets of the subsidiary amounted to $149,000 at October 31, 1998.



Note 8 - Related Party Transactions
-----------------------------------

  The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

  The payments made to Louart for these items are as follows:

       1998               $291,000
       1997               $272,000
       1996               $256,000



Note 9 - Cash
-------------

  The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1998, uninsured portions of balances held at those banks aggregated to $1,703,026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

  None.








                             PART III



  The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 1998, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.

                                    PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------



(a) 1.FINANCIAL STATEMENTS

    The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


    Report of Independent Certified Public Accountants -
      Singer, Lewak, Greenbaum & Goldstein LLP                     11
    Consolidated balance sheets - October 31, 1997 and 1996        12
    Consolidated statements of operations - years ended
      October 31, 1998, 1997 and 1996                              13
    Consolidated statements of stockholders' equity - years
      ended October 31, 1998, 1997 and 1996                        14
    Consolidated statements of cash flows - years ended
      October 31, 1998, 1997 and 1996                              15
    Notes to consolidated financial statements                     16


 2. FINANCIAL STATEMENT SCHEDULES

    Schedule II - Valuation and qualifying accounts                28


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

    *10.8   Amendment to Employment Agreement between Registrant and Marshall
I. Kass dated November 1, 1998.

    21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31,
1981).

    23      Singer, Lewak, Greenbaum and Goldstein LLP consent.

    27      Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1998, no reports on form 8-K were filed by Registrant.


                    CERTRON CORPORATION AND SUBSIDIARY
                    ----------------------------------
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            -----------------------------------------------



                           Balance at   Additions     Balance of  Balance at
                            beginning  charged to       accounts      end of
Classifications             of period     expense    written off      period
---------------            ----------  ----------    -----------  ----------


YEAR ENDED OCTOBER 31, 1998
  Allowance for doubtful
  accounts                    $50,000           0       $ 4,000      $46,000



YEAR ENDED OCTOBER 31, 1997
  Allowance for doubtful
  accounts                    $40,000     $49,000       $39,000      $50,000



YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful
  accounts                    $40,000           0             0      $40,000


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BY (SIGNATURE)    /s/ Marshall I. Kass
                  Marshall I. Kass
                  Chairman of the Board and
                  Chief Executive and
                  Operating Officer
                  January 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)    /s/ Marshall I. Kass
                  Marshall I. Kass
                  Chairman of the Board and
                  Chief Executive Officer and Director
                  (Principal Executive Officer and
                  Principal Financial Officer)
                  January 28, 1999


BY (SIGNATURE)    /s/ Jonathan F. Kass
                  Jonathan F.  Kass
                  President and Director
                  January 28, 1999


BY (SIGNATURE)    /s/ Michael S. Kass
                  Michael S. Kass
                  Executive Vice President and
                  Director
                  January 28, 1999

BY (SIGNATURE)    /s/ Susan E. Kass
                  Susan E. Kass
                  Secretary-Treasurer and
                  Director
                  January 28, 1999


BY (SIGNATURE)    /s/ Jesse A. Lopez
                  Jesse A. Lopez
                  Corporate Controller and Director
                  (Principal Accounting Officer)
                  January 28, 1999

BY (SIGNATURE)    /s/ Rogelio Buenrostro
                  Rogelio Buenrostro
                  Manager and Chief Executive Officer - Certron, Mexicali
                  and Director
                  January 28, 1999
                                    29
                               EXHIBIT INDEX
                               -------------
Exhibit No.                     Description                              Page
-----------                     -----------                             -----

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

*10.8    Amendment to Employment Agreement between Registrant and Marshall I.
Kass dated November 1, 1998.

21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31,
1981).

23       Singer, Lewak, Greenbaum and Goldstein LLP consent.

27       Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1998, no reports on form 8-K were filed by Registrant.



                          Certron Corporation
            1545 Sawtelle Blvd., Los Angeles, California 90025




                                     November 1, 1998



Marshall I. Kass
Certron Corporation
1545 Sawtelle Blvd.
Los Angeles, CA 90025

Dear Mr. Kass:

     Reference is made to that certain Employmnet Agreement (the "Employmnet Agreement") effective as of November 1, 1993 between Certron Corporation, a California corporation (the "Company") and you ("Kass"). The purpose of this letter is to amend the Employment Agreement so as to extend the term thereof through October 31, 2001. It is, therefore, agreed as follows:

     1. Section 3 of the Employment Agreement is amended to change the date therein from October 31, 1998 to October 31, 2001.

     2. In all other respects the Employment Agreement is in full force and effect and is not being modified or amended in any respect whatsoever.

     Please indicate your agreement to the foregoing amendment by signing this letter below where your name appears and returning it to the undersigned.

                                                Certron Corporation



                                                By    /s/ Jonathan Kass
                                                      -----------------
                                                Title     President
                                                      -----------------

Agreed and Accepted as of
the 1st day of November 1998



/s/ Marshall I. Kass
--------------------
Marshall I. Kass







                             Exhibit 10.8

         [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]







          Consent of Independent Certified Public Accountants
          ---------------------------------------------------



We have issued our report dated December 21, 1998, accompanying the consolidated financial statements and schedule included in the Annual Report of Certron Corporation and subsidiary on Form 10-K for the year ended October 31, 1998. We hereby consent to the incorporation by reference of said report in the Registration Statement of Certron Corporation and subsidiary on Form S-8 (File No. 33-27930).



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 28, 1999































                                    Exhibit 23