Form 10-Q
period 1999-01-31
CERTRON CORP
filed 1999-03-15
CIK 19002








































PART I.   FINANCIAL INFORMATION
          ---------------------
     Item 1.   Financial Statements

                     CERTRON CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                            ($ in Thousands)
                                                  January 31,  October 31
                                                     1999        1998
                                                  -----------  ----------
                  ASSETS                          (Unaudited)
----------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                           $2,090       $2,237
  Trade accounts receivable, net                         287          323
  Inventories:
      Finished products                                  766          666
      Raw materials                                      178          183
      Work in process                                     31           29
                                                      ------       ------
          Total inventories                              975          878
  Other current assets                                    63          122
                                                      ------       ------
      Total current assets                             3,415        3,560
                                                      ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                327          327
  Dies and molds                                         317          317
  Furnitures, fixtures and
      leasehold improvements                             305          296
                                                      ------       ------
                                                         949          940
          Less accumulated depreciation
              and amortization                       (   741)     (   721)
                                                      ------       ------

          Net equipment and leasehold
              improvements                               208          219
                                                      ------       ------
MARKETABLE SECURITIES                                    157          139

OTHER ASSETS                                              32           32
                                                      ------       ------
      TOTAL ASSETS                                    $3,812       $3,950
                                                      ======       ======











  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
  Accrued advertising                                 $  147       $  160
  Accrued professional fees                               39           51
  Accrued payroll and related items                      164          164
  Other accrued expenses                                 109          130
                                                      ------       ------
      Total current liabilities                          459          505
                                                      ------       ------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value,authorized
      500,000 shares, no shares issued and outstanding
  Common stock, no par value; stated value $1 per
      share; authorized 10,000,000 shares;
      issued 3,128,000                                 3,128        3,128
  Additional paid-in capital                           1,824        1,824
  Net unrealized loss on marketable
      equity securities                              (    39)     (    38)
  Accumulated deficit                                ( 1,560)     ( 1,469)
                                                      ------       ------
      Total stockholders' equity                       3,353        3,445
                                                      ------       ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,812       $3,950
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
                                    (Unaudited)


                                       For the Three Months Ended January 31,
                                       --------------------------------------
                                                   1999         1998
                                                   ----         ----

NET SALES                                        $  695        $  935
                                                 ------        ------

COST AND EXPENSES
  Cost of products sold                             509           669
  Selling, general & administrative                 278           311
  Depreciation and amortization                      20            16
                                                 ------        ------
  Total costs and expenses                          807           996
                                                 ------        ------

Loss before other income and expenses           (   112)      (    61)

Realized gain on Marketable Securities                1             0

Other income - Interest (net)                        21            29
                                                 ------        ------



Net loss before provision                       ($   90)      ($   32)

Provision for taxes                                   1             1
                                                 ------        -------

Net loss                                        ($   91)      ($   33)
                                                 ======        ======


PER SHARE INFORMATION:

Basic net loss per share                        ($ 0.03)      ($  .01)
                                                 ======        ======

Diluted net loss per share                      ($ 0.03)      ($ 0.01)

Weighted average number of common shares
  outstanding                                   3,128,000    3,128,000
                                                =========    =========

          See notes to consolidated financial statements
                                      2

                      CERTRON CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                               ($ in Thousands)
                                 (Unaudited)


                                              Three Months Ended January 31,
                                              ------------------------------
                                                       1999       1998
                                                       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($   91)   ($   33)
                                                     ------     ------
  Adjustment to reconcile net loss
      to net cash provided by
      operating activities:
      Depreciation and amortization                      20         16
      Changes in operating assets and liabilities:
      Decrease in trade accounts
        receivable                                       36        183
      (Increase)decrease in inventories             (    97)        22
      Decrease (increase) in other assets                59    (    43)
      Decrease in accrued expenses                  (    46)   (    53)
                                                     ------     ------


  Net cash provided by (used in) operating
      activities                                    (   119)        92
                                                     ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (     9)   (     -)
  Purchase of marketable securities                 (    19)   (   113)
                                                     ------     ------

  Net cash used in investing activities             (    28)   (   113)
                                                     ------     ------


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                       (   147)   (    21)


CASH AND CASH EQUIVALENTS, beginning of period        2,237      1,786
                                                     ------     ------


CASH AND CASH EQUIVALENTS, end of period             $2,090     $1,765
                                                     ======     ======

          See notes to consolidated financial statements
                                       3

                        CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  For the Three Months Ended January 31, 1999
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 1998, the Company reported net sales of $3,931,000 and a net income of $38,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 1999 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.























                                       4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     As set forth in the following chart, the Company's current ratio was
7.44 to 1 at January 31, 1999.

                                              01/31/99       10/31/98
                                              --------       --------
     Working capital                         $2,956,000     $3,055,000
     Current ratio                            7.44 to 1      7.05 to 1

     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At January 31, 1999, the Company had no material commitments for capital expenditures.

     The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). The Company is also continuing to monitor its computer system and the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, and it also relies on its own computer systems. The Company expects to complete its Year 2000 compliance program by mid-1999 and anticipates that its total additional expenditures on such program will not exceed $100,000. The foregoing statement is a forward looking statement and actual results could differ materially from this statement. Factors which could cause actual results to differ materially include the risk that the Company may experience cost overruns in the future, which could have a material adverse effect on its business, results of operations and financial condition. In addition, while management believes the Company's procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, or those of third parties with whom it interacts, may not be satisfactorily completed in a timely fashion. If the Company fails to adequately address the Year 2000 issue, then its business, results of operations and financial condition could be materially adversely affected.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. As described below, the Company is attempting to become a private label manufacturer of magnetic media products for several large national and international companies.
                                       5
     The Company is  actively investigating acquiring other product lines or
businesses.   If any of these investigations result in an acquisition of assets or a business, the Company believes that, due to its existing financial condition, it can obtain any necessary cash financing for such acquisition from bank borrowing. There can be no assurance, however, that the Company can find such an acquisition.

RESULTS OF OPERATIONS
---------------------

First Quarter Fiscal 1999 compared to First Quarter Fiscal 1998
---------------------------------------------------------------
     During the first quarter of fiscal 1999, the Company had a net loss of $91,000, compared to a net loss of $33,000 in the first quarter of fiscal 1998. The net loss for the first quarter of fiscal 1999 compared to the net loss in the first quarter of 1998 was due to a decrease in net sales of $240,000 (25.7%) with an attendant decrease in gross margin of $80,000 offset by decrease of $29,000 in overhead expense and a decrease in interest income of $8,000.

     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, commenced packaging products at its Mexicali, Mexico facility for another company on an order by order basis. Both of these companies has indicated that their agreement would be extended for one year when their current contract expire. Although neither of these arrangements have had a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in the first quarter ending January 31, 1999 and are expected to make minor contribution for the remainder of fiscal 1999. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

     Net sales were $695,000 for the first quarter of 1999 as compared to sales of $935,000 in the first quarter of 1998. The decrease of $240,000 or 25.7% was primarily the result of the decrease in sales on video cassettes of $146,000, audio cassettes of $60,000 and other magnetic media products of $34,000. The Company expects the sales in second quarter of fiscal 1999 to equal or exceed $695,000 sales of the first quarter of fiscal 1999.

     Gross margins decreased by $80,000 for the quarter ended January 31, 1999, to $186,000 in the first quarter of fiscal 1999 from $266,000 in the first quarter of fiscal 1998. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $33,000 during the first quarter of fiscal 1999 from $311,000 in the first quarter of fiscal 1998 compared to $278,000 in the first quarter of fiscal 1999.

     The Company has not recorded a provision for federal income tax for first quarter of 1999 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested some cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 1999, the Company held common stocks which had a cost of approximately $196,000 and market value of approximately $157,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $39,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements
--------------------------

The Company's statements herein which are not historical facts, including the statement as to the Company's sales in the second quarter of the 1999 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from a private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


       Not applicable.

PART II.    OTHER INFORMATION.
            ------------------


     Item 4.            Exhibit and Reports on Form 8-K

     (a)       Exhibits:

               27 - Financial Data Schedule


     (b)       Reports on Form 8-K:

            During the quarter ended January 31, 1999, no reports on Form 8-K were filed.






                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



REGISTRANT                               CERTRON CORPORATION




BY: (SIGNATURE)                           /s/ Jesse A. Lopez
                                         ------------------------------
                                         Jesse A. Lopez
                                         Controller
                                         (Principal Accounting Officer)
                                         March 15, 1999






BY:  (SIGNATURE)                        /s/ Marshall I. Kass
                                        ------------------------------
                                         Marshall I. Kass
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         March 15, 1999

                                 EXHIBIT INDEX
                                       TO
               CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.              ITEM                                    PAGE
---              ----                                    ----

27               Financial Data Schedule