Form 10-Q
period 1999-04-30
CERTRON CORP
filed 1999-06-09
CIK 19002









































 PART I.   FINANCIAL INFORMATION
           ---------------------
     Item 1.   Financial Statements

                CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                       ($ in Thousands)
                                                    April 30,  October 31,
                                                      1999        1998
                                                  -----------  -----------
                  ASSETS                          (Unaudited)
------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                           $1,896       $2,237
  Trade accounts receivable, net                         329          323
  Inventories
      Finished products                                  809          666
      Raw materials                                      133          183
      Work in process                                     46           29
                                                      ------       ------
          Total inventories                              988          878
  Other current assets                                    86          122
                                                      ------       ------
      Total current assets                             3,299        3,560
                                                      ------       ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                327          327
  Dies and molds                                         317          317
  Furnitures, fixtures and
      leasehold improvements                             306          296
                                                      ------       ------
                                                         950          940
          Less accumulated depreciation
              and amortization                       (   760)     (   721)
                                                      ------       ------
          Net equipment and leasehold
              improvements                               190          219
                                                      ------       ------
MARKETABLE SECURITIES                                    102          139

OTHER ASSETS                                              32           32
                                                      ------       ------
      TOTAL ASSETS                                    $3,623       $3,950
                                                      ======       ======













  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES:
  Accrued advertising                                 $   86       $  160
  Accrued professional fees                               18           51
  Accrued payroll and related items                      161          164
  Other accrued expenses                                 121          130
                                                      ------       ------
      Total current liabilities                          386          505
                                                      ------       ------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value, authorized
      500,000 shares, no shares issued and outstanding
   Common stock, no par value;
      stated value $1 per share; authorized
      10,000,000 shares; issued 3,128,000              3,128        3,128
  Additional paid-in capital                           1,824        1,824
  Net unrealized loss on marketable equity securities(    43)     (    38)
  Accumulated deficit                                ( 1,672)     ( 1,469)
                                                      ------       ------
      Total stockholders' equity                       3,237        3,445
                                                      ------       ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,623       $3,950
                                                      ======       ======


             See notes to consolidated financial statements


























                                       1

                     CERTRON CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in Thousands except Per Share Information)
                               (Unaudited)

                     Three Months ended April 30,  Six Months ended April 30,
                     ----------------------------  --------------------------
                             1999         1998           1999         1998
                          ----------   ----------     ----------   ----------
                               (Unaudited)                  (Unaudited)
NET SALES                     $ 775        $ 953         $1,470       $1,888
                              -----        -----         ------       ------
COST AND EXPENSES
  Cost of products sold         603          654          1,112        1,323
  Selling, general
   & administrative             282          302            560          613
  Depreciation and
   amortization                  19           17             39           33
                              -----        -----         ------       ------
  Total costs and expenses      904          973          1,711        1,969
                              -----        -----         ------       ------

Loss before other income
  and expenses               (  129)     (    20)       (   241)     (    81)

Other income -
  Interest (net)                 18           28             39           57
  (Loss) gain on sales
   of stock                  (    1)          34            -             34
                              -----        -----         ------       ------

Net (loss) income
  before provision           ($ 112)      $   42        ($  202)      $   10

Provision for taxes              -            -               1            1
                              -----       ------         ------       ------

Net (loss) income            ($ 112)      $   42        ($  203)      $    9
                              =====       ======         ======       ======


PER SHARE INFORMATION:

Basic (loss) earnings
  per share                  ($ .04)      $  .01        ($  .07)      $  -
                              =====       ======         ======       ======

Diluted (loss) earnings      ($ .04)      $  .01        ($  .07)      $  -
  per share                   =====       ======         ======       ======

Average number of
  common shares
  outstanding             3,128,000    3,128,000      3,128,000    3,128,000
                          =========    =========      =========    =========
              See notes to consolidated financial statements

                                       2

                       CERTRON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                               ($ in Thousands)
                                 (Unaudited)

                                                   Six Months Ended April 30,
                                                   --------------------------
                                                          1999         1998
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                      ($ 203)      $    9
  Adjustment to reconcile net loss
      to net cash (used in) provided by
      operating activities:
      Depreciation and amortization                          39           33
      Changes in operating assets and liabilities:
      (Increase) decrease in trade
        accounts receivable                             (     6)         278
      (Increase)decrease in inventories                 (   110)          15
      Decrease (increase) in other assets                    36      (    53)
      Decrease in accrued expenses                      (   119)     (    96)
                                                         ------       ------

  Net cash (used in) provided by operating
      activities                                        (   363)         186
                                                         ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (    10)     (     5)
  Proceeds from sale of marketable securities               216          206
  Purchase of marketable securities                     (   184)     (   283)
                                                         ------       ------
  Net cash provided by (used in)
      investing activities                                   22      (    82)
                                                         ------       ------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (   341)     (   104)


CASH AND CASH EQUIVALENTS, beginning of period            2,237        1,786
                                                         ------       ------

CASH AND CASH EQUIVALENTS, end of period                 $1,896       $1,890
                                                         ======       ======

              See notes to consolidated financial statements

                                       3




                       CERTRON CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                  For the Three Months Ended April 30, 1999
                                 (Unaudited)


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


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1999 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.






















                                       4



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     As set forth in the following chart, the Company's current ratio was 8.5 to 1 at April 30, 1999.

                                           04/30/99       10/31/98
                                          ----------     ----------
  Working capital                         $2,913,000     $3,055,000
  Current ratio                             8.5 to 1      7.05 to 1

     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At April 30, 1999, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS
---------------------
Second Quarter Fiscal 1999 compared to Second Quarter Fiscal 1998
-----------------------------------------------------------------

     During the second quarter of fiscal 1999, the Company had a loss from operations of $129,000, and net loss of $112,000 on sales of $775,000 as compared to a loss from operations of $20,000 and net income of $42,000 on sales of $953,000 during the second quarter of fiscal 1998. The net loss of $112,000 in the second quarter of fiscal 1999 as compared to the net income of $42,000 in the second quarter of fiscal 1998 is due primarily to a decrease of $35,000 on sales of investment securities and a decrease in interest income of $10,000 and an increase in loss from operations of $109,000 over the second quarter of fiscal 1998.

     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, commenced packaging products at its Mexicali, Mexico facility for another company on an order by order basis. In May 1999, the agreement to oversee the Mexicali operations of a United States Company was extended for two years. Although neither or both of these arrangements are expected to have a material effect on the Company's sales or results of operations, they should make a minor contribution to the Company's gross margins over the remainder of this fiscal year. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

     Net sales were $775,000 for the second quarter of 1999 as compared to net sales of $953,000 in the second quarter of 1998. The decrease of $178,000 or 18.7% was the result of a decrease in sales of mini and micro cassettes of $260,000 primarily to private label customers which was offset by an increase in other magnetic media products of $82,000. The Company expects the sales in the third quarter of fiscal 1999 to be less than the $775,000 sales of the second quarter of fiscal 1999.

     Gross margins decreased by $127,000 for the quarter ended April 30, 1998, from $299,000 in the second quarter of fiscal 1998 to $172,000 in the second quarter of fiscal 1999. The primary reason for the decrease is due to decreased magnetic media sales and a sale made to a Canadian company, which the Canadian company felt the price quoted was in Canadian dollars rather than U.S. dollars. In order to avoid costly litigation, a compromise was reached for a reduced sales price which caused a decrease in the gross margins.
                                       6
     Due to the decrease in net sales, selling, general and administrative expenses decreased by $20,000 during the second quarter of fiscal 1999 from $302,000 in the second quarter of fiscal 1998 to $282,000 in the second quarter of fiscal 1999.

     The Company has not recorded a provision for federal income tax for the second quarter of 1998 and 1999 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1999, the Company held common stocks which had a cost of approximately $145,000 and market value of approximately $102,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $43,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.
Six Months Fiscal 1999 compared to Six Months Fiscal 1998
---------------------------------------------------------
     For the first six months of fiscal 1999, the Company had a loss from operations of $241,000 and net loss of $203,000 on sales of $1,470,000 as compared to a loss from operations of $81,000 and a net income of $9,000 on sales of $1,888,000 during the first six months of fiscal 1998. The decrease in net income for the first six months of fiscal 1999 as compared to the first six months of fiscal 1998 of $212,000 is due primarily to the decrease in gross profit of $207,000, decrease in gain on sales of stock investment of $34,000, and a decrease in interest income of $18,000 over the first six months of fiscal 1998 offset by the decrease of $47,000 in selling and general expenses.

     Net sales were $1,470,000 for the first six months of 1999 as compared to net sales of $1,888,000 for the first six months of 1998. The decrease of $418,000 or 22.1% was primarily the result of a decrease in sales of audio cassettes of $45,000, mini and micro cassettes of $387,000 primarily to private label customers and other magnetic media products of $44,000 which was offset by an increase in sales of video cassettes of $58,000.

     Gross margins decreased by $207,000 for the first six months of fiscal 1999, from $565,000 for the first six months of fiscal 1998 to $358,000 for the first six months of fiscal 1999. The primary reason for the decrease is due to decreased sales of magnetic media products and a sale made to a Canadian company, which the Canadian company felt the price quoted was in Canadian dollars rather than U.S. dollars. In order to avoid costly litigation, a compromise was reached for a reduced sales price which caused a decrease in the gross margins. As described above under the discussion of
                                       7
the second quarter of fiscal 1999 as compared to second quarter of fiscal 1998, the Company has signed a one year agreement with a United States company to oversee such company's Mexicali operation and has an arrangement with another small company for the packing of various products at the Company's Mexicali plant. In May 1999, the agreement with a United States Company to oversee its Mexicali operation was extended for two years.

     Selling, general and administrative expenses decreased by $53,000 during the first six months of fiscal 1998 from $613,000 for the first six months of fiscal 1998 compared to $560,000 for the first six months of fiscal 1999, due to recovery of bad debts of $26,000, decrease in personnel expense of $25,000, and other miscellaneous expenses of $2,000.

     The Company has not recorded a provision for federal income tax for the first six months of 1999 and 1998 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 1999, the Company held common stocks which had a cost of approximately $145,000 and market value of approximately $102,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $43,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's sales in the third quarter of the 1999 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from the private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.


                                       8



Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.



PART II.    OTHER INFORMATION.
            ------------------


     Item 4.   Submission of Matters to a Vote of Security Holders.
     -------

     (a) On March 23, 1999, the Registrant held its Annual Meeting of Shareholders.

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

     (c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:


                                                               Broker
          Name                   Vote For        Withheld     non votes
     ----------------           ---------        --------     ---------
     Marshall I. Kass           1,915,686           2,781        16,720
     Jonathan F. Kass           1,915,686           2,781        16,720
     Michael S. Kass            1,915,686           2,781        16,720
     Susan E. Kass              1,915,686           2,781        16,720
     Rogelio Buenrostro         1,915,486           2,981        16,720
     Jesse A. Lopez             1,915,486           2,981        16,720



     Item 6.   Exhibit and Reports on Form 8-K
     -------


     (a)       Exhibits:

               27 - Financial Data Schedule


     (b)       Reports on Form 8-K:

               During the quarter ended April 30, 1999, no reports on Form 8-K were filed.




                                       9




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT                               CERTRON CORPORATION




BY:  (SIGNATURE)                         /s/ Jesse A. Lopez
                                         -------------------
                                         Jesse A. Lopez
                                         Controller
                                         (Principal Accounting Officer)
                                         June 9, 1999




BY:  (SIGNATURE)                         /s/ Marshall I. Kass
                                         --------------------
                                         Marshall I. Kass
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         June 9, 1999


























                                           10



                               EXHIBIT INDEX
                                    TO
            CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q




NO.              ITEM                                    PAGE
---              ----                                    ----


27               Financial Data Schedule