Form 10-Q
period 1999-07-31
CERTRON CORP
filed 1999-09-13
CIK 19002













































PART I.   FINANCIAL INFORMATION
          ---------------------
     Item 1.   Financial Statements

                      CERTRON CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      ----------------------------------
                              ($ in Thousands)
                                                   July 31,     October 31,
                                                    1999          1998
                                                 -----------    -----------
                  ASSETS                         (Unaudited)
----------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                           $1,996        $2,237
  Trade accounts receivable, net                         241           323
  Inventories
      Finished products                                  677           666
      Raw materials                                      165           183
      Work in process                                     68            29
                                                      ------        ------
          Total inventories                              910           878
  Other current assets                                    85           122
                                                      ------        ------
      Total current assets                             3,232         3,560
                                                      ------        ------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Machinery and equipment                                327           327
  Dies and molds                                         317           317
  Furnitures, fixtures and
      leasehold improvements                             306           296
                                                      ------        ------
                                                         950           940
          Less accumulated depreciation
              and amortization                       (   776)      (   721)
                                                      ------        ------
          Net equipment and leasehold
              improvements                               174           219
                                                      ------        ------
MARKETABLE SECURITIES                                    104           139

OTHER ASSETS                                              32            32
                                                      ------        ------
      TOTAL ASSETS                                    $3,542        $3,950
                                                      ======        ======













  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
  Accrued advertising                                 $  120        $  160
  Accrued professional fees                               29            51
  Accrued payroll and related items                      162           164
  Other accrued expenses                                 112           130
                                                      ------        ------
      Total current liabilities                          423           505
                                                      ------        ------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value, authorized
     500,000 shares, no shares issued and outstanding
  Common stock, no par value; stated value $1 per share;
     authorized 10,000,000 shares; issued 3,128,000    3,128         3,128
  Additional paid-in capital                           1,824         1,824
  Net unrealized loss on marketable
      equity securities                              (    40)      (    38)
  Accumulated deficit                                ( 1,793)      ( 1,469)
                                                      ------        ------
      Total stockholders' equity                       3,119         3,445
                                                      ------        ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,542        $3,950
                                                      ======        ======
               See notes to consolidated financial statements

                       CERTRON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 ($ in Thousands except Per Share Information)
                                 (Unaudited)

                     Three Months ended July 31,    Nine Months ended July 31,
                     ---------------------------    --------------------------
                           1999         1998             1999         1998
                         --------     --------         --------     --------
                            (Unaudited)                      (Unaudited)
NET SALES                  $669        $1,216           $2,139       $3,104
                           ----        ------           ------       ------
COST AND EXPENSES
  Cost of products sold     506           855            1,618        2,178
  Selling, general
   & administrative         291           310              851          923
  Depreciation and
   amortization              17            16               56           49
                           ----        ------           ------       ------
  Total costs and
   expenses                 814         1,181            2,525        3,150
                           ----        ------           ------       ------
(Loss) income  before
  other income
  and expenses            ( 145)           35          (   386)     (    46)

Other income -
  Interest (net)             15            30               54           87
  Gain on sales
   of stock                   9             2                9           36
                           ----        ------           ------       ------
Net (loss) income
  before provision        ($121)       $   67          ($  323)      $   77

Provision for taxes          -             -                 1            1
                           ----        ------           ------       ------

Net (loss) income         ($121)       $   67          ($  324)      $   76
                           ====        ======           ======       ======

PER SHARE INFORMATION:

Basic (loss) earnings
  per share               ($.04)       $  .02          ($  .10)      $  .02
                           ====        ======           ======       ======

Diluted (loss) earnings   ($.04)       $  .02          ($  .10)      $  .02
  per share                ====        ======           ======       ======

Average number of
  common shares
  outstanding         3,128,000     3,128,000        3,128,000    3,128,000
                      =========     =========        =========    =========
                 See notes to consolidated financial statements

                   CERTRON CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                           ($ in Thousands)
                              (Unaudited)


                                                   Nine Months Ended July 31,
                                                   ---------------------------
                                                        1999           1998
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                    ($  324)       $   76
                                                        ------        ------
  Adjustment to reconcile net loss
      to net cash (used in) provided by
      operating activities:
      Depreciation and amortization                         55            49
      Changes in operating assets and liabilities:
      Decrease in trade accounts receivable                 82           228
      (Increase)decrease in inventories                (    32)          203
      Decrease (increase) in other assets                   37       (    94)
      Decrease in accrued expenses                     (    82)      (    93)
                                                        ------        ------

  Net cash (used in) provided by operating
      activities                                       (   264)          369
                                                        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (    10)      (     8)
  Proceeds from sale of marketable securities              345           259
  Purchase of marketable securities                    (   312)      (   593)
                                                        ------        ------

  Net cash provided by (used in)
      investing activities                                  23       (   342)
                                                        ------        ------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (   241)           27


CASH AND CASH EQUIVALENTS, beginning of period           2,237         1,786
                                                        ------        ------

CASH AND CASH EQUIVALENTS, end of period                $1,996        $1,813
                                                        ======        ======

            See notes to consolidated financial statements

                     CERTRON CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                   For the Nine Months Ended July 31, 1999
                                 (Unaudited)



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


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At July 31, 1999 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.





















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     As set forth in the following chart, the Company's current ratio was to 7.64 at July 31, 1999.

                                           07/31/99       10/31/98
                                          ----------     ----------
  Working capital                         $2,809,000     $3,055,000
  Current ratio                            7.64 to 1      7.05 to 1

     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At July 31, 1999, the Company had no material commitments for capital expenditures.
     The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). The Company is also continuing to monitor its computer system and the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, and it also relies on its own computer systems. The Company expects to complete its Year 2000 compliance program by last quarter of 1999 and anticipates that its total expenditures on such program will not exceed $100,000 of which $83,000 to date has been expended. The foregoing statement is a forward looking statement and actual results could differ materially from this statement. Factors which could cause actual results to differ materially include the risk that the Company may experience cost overruns in the future, which could have a material adverse effect on its business, results of operations and financial condition. In addition, while management believes the Company's procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, or those of third parties with whom it interacts, may not be satisfactorily completed in a timely fashion. If the Company fails to adequately address the Year 2000 issue, then its business, results of operations and financial condition could be materially adversely affected.
     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. The Company has been attempting to become a private label manufacturer of magnetic media products for several large national and international companies.
     The Company is  actively investigating acquiring other product lines or
businesses.   If any of these investigations result in an acquisition of assets or a business, the Company believes that, due to its existing financial
                                       5
condition, it can obtain any necessary cash financing for such acquisition from bank borrowing. There can be no assurance, however, that the Company can find such an acquisition.


RESULTS OF OPERATIONS
---------------------

Third Quarter Fiscal 1999 compared to Third Quarter Fiscal 1998
---------------------------------------------------------------

     During the third quarter of fiscal 1999, the Company had a loss from operations of $145,000, and net loss of $121,000 on sales of $669,000 as compared to an income from operations of $35,000 and net income of $67,000 on sales of $1,216,000 during the third quarter of fiscal 1998. The net loss of $121,000 in the third quarter of fiscal 1999 as compared to the net income of $67,000 in the third quarter of fiscal 1998 is due primarily to a decrease in interest income of $15,000 and an increase in loss from operations of $180,000 over the third quarter of fiscal 1998 and offset by an increase of $7,000 on sales of investment securities.

     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, signed a second contract as of May 1, 1999 for a period of two years to package and assemble products at Certron's Mexicali, Mexico facility. In May 1999, the agreement to oversee the Mexicali operations of a United States Company was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. The Company began assembly work for a third customer on June 1, 1999. The Company is actively seeking other assemblies/manufacturing business to oversee. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they should make a minor contribution to the Company's gross margins over the remainder of this fiscal year. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of the customers, and general economic conditions.

     Net sales were $669,000 for the third quarter of 1999 as compared to net sales of $1,216,000 in the third quarter of 1998. The decrease of $547,000 or 44.98% was the result of a decrease in sales of mini and micro cassettes of $534,000 primarily to private label customers and a decrease in sales of other magnetic media products of $13,000.

     Due to the downturn in sales, in June 1999 the Company began overhauling its sales department and is looking forward to an increase in sales under a new sales manager. The Company expects net sales in the fourth quarter of fiscal 1999 to exceed the $669,000 net sales of the third quarter of fiscal 1999 by 10% or more. Sales in August 1999 were 17.6% above July 1999 sales.

     Gross margins decreased by $198,000 for the quarter ended July 31, 1999, from $361,000 in the third quarter of fiscal 1998 to $163,000 in the third quarter of fiscal 1999. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative and depreciation expenses decreased by $18,000 during the third quarter of fiscal 1999 from $326,000 in the third quarter of fiscal 1998 to $308,000 in the third quarter of fiscal 1999.

     The Company has not recorded a provision for federal income tax for the third quarter of 1998 and 1999 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1999, the Company held common stocks which had a cost of approximately $144,000 and market value of approximately $104,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $40,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Nine Months Fiscal 1999 compared to Nine Months Fiscal 1998
-----------------------------------------------------------
     For the first nine months of fiscal 1999, the Company had a loss from operations of $386,000 and net loss of $324,000 on sales of $2,139,000 as compared to a loss from operations of $46,000 and a net income of $76,000 on sales of $3,104,000 during the first nine months of fiscal 1998. The decrease in net income for the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 of $400,000 is due primarily to the decrease in gross profit of $405,000, decrease in gain on sales of stock investment of $27,000, and a decrease in interest income of $33,000 over the first nine months of fiscal 1999 offset by the decrease of $65,000 in selling and general expenses.
     Net sales were $2,139,000 for the first nine months of 1999 as compared to net sales of $3,104,000 for the first nine months of 1998. The decrease of $965,000 or 31.1% was primarily the result of a decrease in sales of mini and micro cassettes of $923,000 primarily to private label customers and a decrease in sales of other magnetic media products of $42,000.
     Due to the downturn in sales, in June 1999 the Company began overhauling its sales department and is looking forward to an increase in sales under a new sales manager. The Company expects net sales in the fourth quarter of fiscal 1999 to exceed the $669,000 net sales of the third quarter of fiscal 1999 by 10% or more. Sales in August 1999 were 17.6% above July 1999 sales.
                                      7
     Gross margins decreased by $405,000 for the first nine months of fiscal 1999, from $926,000 for the first nine months of fiscal 1998 to $521,000 for the first nine months of fiscal 1999. The primary reason for the decrease is due to decreased sales of magnetic media products and a sale made to a Canadian company, which the Canadian company felt the price quoted was in Canadian dollars rather than U.S. dollars. In order to avoid costly litigation, a compromise was reached for a reduced sales price which caused a decrease in the gross margins. As described above under the discussion of the third quarter of fiscal 1999 as compared to third quarter of fiscal 1998, the Company has signed a one year agreement with a United States company to oversee such company's Mexicali operation and has an arrangement with another small company to package and assemble products at the Company's Mexicali, Mexico plant. In May 1999, the agreement with a United States Company to oversee its Mexicali operation was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract.
The termination was completed on August 1, 1999.    The Company began assembly
work for a third customer on June 1, 1999. The Company is actively seeking other assemblies/manufacturing business to oversee.

     Selling, general and administrative and depreciation expenses decreased by $65,000 during the first nine months of fiscal 1999 from $907,000 for the first nine months of fiscal 1999 compared to $972,000 for the first nine months of fiscal 1998.

     The Company has not recorded a provision for federal income tax for the first nine months of 1999 and 1998 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 1999, the Company held common stocks which had a cost of approximately $144,000 and market value of approximately $104,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $40,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's sales in the fourth quarter of the 1999 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these
                                       8


forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from existing customers, the Company's ability to obtain additional customers and business, pricing factors and competition.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.




PART II.   OTHER INFORMATION.
           ------------------

     Item 6.   Exhibit and Reports on Form 8-K
     -------

     (a)       Exhibits:

               27 - Financial Data Schedule


     (b)       Reports on Form 8-K:

               During the quarter ended July 31, 1999, no reports on Form 8-K were filed.





                                     9

























                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT                              CERTRON CORPORATION




BY: (SIGNATURE)                           /s/ Jesse A. Lopez
                                          ---------------------
                                          Jesse A. Lopez
                                          Controller
                                          (Principal Accounting Officer)
                                          September 13, 1999





BY: (SIGNATURE)                           /s/ Marshall I. Kass
                                          ---------------------
                                          Marshall I. Kass
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          September 13, 1999








                                       10




















                                EXHIBIT INDEX
                                      TO
                CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q




NO.              ITEM                                    PAGE
---              ----                                    ----


27               Financial Data Schedule