Form 10-K405
period 1999-10-31
CERTRON CORP
filed 2000-01-24
CIK 19002

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from_____________to______________

        Commission File No. 0-9081

                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)

                California                             95-2464104
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation of organization)               Identification No.)

          1545 Sawtelle Boulevard
          Los Angeles, California                          90025
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (310) 914-0300

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each class                        on which registered
        -------------------                        ---------------------
                None                                      None

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes   [x]    No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The aggregate market value of registrant's voting stock held by non-affiliates as of January 21, 2000, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $421,191.

As of January 21, 2000, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by part III is incorporated by reference to registrant's definitive proxy statement which registrant intends to file pursuant to regulation 14A by a date no later than 120 days after October 31, 1999. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

                                     PART I

Item 1.  Business.

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

        The following table sets forth, for the years ended October 31, 1999, 1998, and 1997, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 1999, 1998 and 1997 attributable to each of the Company's industry segments.

                                                              Year ended October 31,
                                                      -----------------------------------
                                                       1999           1998          1997
                                                      ------         ------        ------
                                                                 (In Thousands)
Net sales to unaffiliated customers:
       Magnetic Media products                        $2,765         $3,879        $4,988
       Contract Assembly                                 130         $   52        $  -

Operating profit before general corporate expense:
       Magnetic Media products                        $  331         $  849        $1,079
       Contract Assembly                                  31             20           -

Identifiable assets:
       Magnetic Media products                        $1,220         $1,398        $1,806
       Contract Assembly                                  20             22           -


Magnetic Media Products

        The Company's magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 1999, 1998 and 1997, net sales of the Company's magnetic media products were as follows:

                                                                    Net Sales
                                                      -----------------------------------
           Product                                     1999           1998          1997
--------------------------------                      ------         ------        ------
Audio magnetic tape products                          $2,093         $3,256        $4,044
Video cassettes                                          672            623           944
                                                      ------         ------        ------
                                                      $2,765         $3,879        $4,988
                                                      ======         ======        ======

        Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS video cassettes. The Company purchases substantially all of its products from sources both in the Far East and Mexico. Although the majority of purchases from the Far East is from one vendor, all the products produced by this vendor are available from other sources and the Company does not anticipate that it will be unable to obtain these products. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico.

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

        For the fiscal year ended October 31, 1999, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 80% of the Company's total net sales of such magnetic media products. During fiscal 1999, the two largest single magnetic media customers accounted for $877,000 and $350,000 or 32% and 13% of total magnetic media sales, respectively. The loss of one or both of these customers would have a negative short term affect on the Company's financial position, results of operations and cash flows.

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

        For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility, and in June 1999, the Company began assembly work for another customer. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 1999 and are expected to make a minor contribution to the Company's gross margin in fiscal 2000. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of these customers, either of these customers ceasing to do business with the Company, and general economic conditions. The Company is actively seeking other assembly/manufacturing business to oversee. In November 1999, the Company began assembly/repair work in Mexicali, Mexico for a large international company. The amount of business which the Company is presently doing for this customer is not material. Although the Company may not be successful, it is attempting to increase the volume of assembly business it is doing for this customer.

Competition

        In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". The Company believes that the release of the new digital video disk system and rewritable CD equipment and CDs, depending upon price and the amount of hardware sales, will have a material adverse impact on the Company's operations over the next few years. The foregoing statements concerning the effect of sales of digital products and rewritable CD equipment on the Company's operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and rewritable CDs and the price and availability of hardware for the use of such products.

Employees

        At January 1, 2000, Certron employed 57 people in its various operations, consisting of 45 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 8 people at its facility in Los Angeles, California.

Item 2. Properties.

The principal office, assembling and warehousing facilities of the Company are as follows:

                        Approx. Area                         Approx.
Location                  Sq. ft.     Lease Expires        annual rent     Principal use
---------------------   ------------  -------------        -----------     -------------
422 N. Smith Avenue        17,186       8-31-03(1)           $79,000       Warehouse and
Corona, CA                                                                 packaging

1545 Sawtelle Blvd.         2,811      11-30-03(1)           $55,000       Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial          15,000      02-29-00              $66,000       Magnetic Media
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



Item 3. Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party.


Item 4. Submission of Matters to a Vote of Security Holders.

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

        The following table shows the high and low bid quotations for the first quarter of fiscal 1998 through December 31, 1997 as furnished by NASDAQ and the high and low prices for such stock for each fiscal quarter during the fiscal year ended October 31, 1998 from January 1, 1998 as provided by Commodity Systems, Inc., and for the fiscal year ended October 31, 1999 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


       Fiscal period                                           High           Low
       -------------                                           ----           ---

       1998
       ----
       First quarter
         (through December 31, 1997)                          .5312         .3750
       First quarter
         from (January 1 through January 31, 1998)            .4219         .1719
       Second quarter                                         .4375         .2031
       Third quarter                                          .3750         .3125
       Fourth quarter                                         .3750         .2656


       1999
       ----

       First quarter                                          .3700         .3100
       Second quarter                                         .4200         .2800
       Third quarter                                          .3800         .2800
       Fourth quarter                                         .3100         .2000


        As of January 14, 2000, the approximate number of holders of record of the Company's Common Stock was 1,411. The Company has never paid a cash dividend on its Common Stock.

Item 6. Selected Financial Data.


                           1999               1998             1997               1996             1995
                       -----------        -----------       -----------       -----------       -----------
Net Sales              $ 2,895,000        $ 3,931,000       $ 4,988,000       $ 5,382,000       $ 3,900,000
Net (loss)
   income before
   extraordinary
   credit              ($  460,000)       $    38,000       $    77,000            28,000       ($  774,000)
Net (loss)
   income              ($  460,000)       $    38,000       $    77,000            28,000       ($  774,000)
Net (loss)
   income per
   common share        ($      .15)       $       .01       $       .02       $       .01       ($      .25)
Total assets           $ 3,446,000        $ 3,950,000       $ 4,063,000       $ 4,062,000       $ 3,965,000
Long-term debt                   -                  -                 -                 -                 -
Working capital        $ 2,769,000        $ 3,055,000       $ 2,839,000       $ 2,791,000       $ 2,844,000
Stockholders'
   equity              $ 3,017,000        $ 3,445,000       $ 3,450,000       $ 3,355,000       $ 3,368,000

        No cash dividends have been paid during the five-year period ended October 31, 1999.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

        As demonstrated by the following chart, the Company's working capital decreased at October 31, 1999 as compared to that at October 31, 1998. The decrease in cash flow from operations in fiscal 1999 was primarily the result of a decrease in sales. Accounts receivable decreased by $45,000, inventories decreased by $72,000, cash decreased by $225,000, and other assets decreased by $20,000. Accounts payable and accrued expenses decreased by $76,000.

                                                    October 31
                                 ------------------------------------------------
                                     1999               1998              1997
                                 -----------        -----------       -----------
Working Capital                  $ 2,769,000        $ 3,055,000       $ 2,839,000
Current Ratio                      7.45 to 1          7.05 to 1         5.63 to 1
Cash Flows from Operations       ($  326,000)       $   339,000       $   972,000

        The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At October 31, 1999, the Company had no material commitments for capital expenditures.

        The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of January 16, 2000, the Company has not experienced any Year 2000 problems either internally or from outside sources.

        The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets. The Company has been attempting to become a private label manufacturer of magnetic media products for large national and international companies.

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


Results of Operations

Fiscal 1999 Compared to Fiscal 1998

        During fiscal 1999, the Company had a loss from operations of $537,000 and net loss of $460,000 on sales of $2,895,000 as compared to a loss from operations of $96,000 and net income of $38,000 for fiscal 1998 on sales of $3,931,000. Gross profit decreased by $476,000 between fiscal 1999 and fiscal 1998. Selling, general and administrative expenses decreased by $42,000, depreciation and amortization expense increased by $7,000 and interest income decreased by $53,000.

        Sales of magnetic media products were $2,765,000 in fiscal 1999 as compared to $3,879,000 in fiscal 1998. The decrease of 28.7% was primarily the result of the decrease in sales of micro cassettes by $985,000. The reduction in sales of micro cassettes was primarily the result of decreased sales to a private label customer, sales to whom had decreased from $917,000 in fiscal 1998 to $49,000 in fiscal 1999.

        Total gross margin as a percentage of net sales was 23.7% in fiscal 1999 and 29.6% in fiscal 1998. This change was due to a decrease in the sales price of audio cassettes and a sale made to a Canadian company, which the Canadian company felt the price quoted was in Canadian dollars rather than U.S. dollars. In order to avoid costly litigation, a compromise was reached for a reduced sales price which caused a decrease in the gross margins. Due primarily to reduced sales, margins decreased by $476,000 (40.9%) in fiscal 1999. The gross margin in fiscal 1999 was $687,000 and in fiscal 1998 was $1,163,000.

        Selling, general and administrative expense decreased by $42,000 during fiscal 1999 from $1,193,000 in 1998 to $1,151,000 in 1999. The decrease was due to a decrease in personnel of $92,000, net recovered bad debts of $26,000, and other expenses of $11,000, offset by an increase in advertising expense of $87,000.

        Interest income decreased by $53,000 in fiscal 1999 due to the decrease in cash and cash equivalents. Interest income in fiscal 1998 was $128,000 compared to $75,000 in fiscal 1999.

        Sales in the fourth quarter of fiscal 1999 were lower than anticipated due to the fact that a private label customer delayed the delivery of $225,000 of merchandise. The customer has advised the Company that the merchandise is expected to be shipped within in the first six months of fiscal year 2000.

        For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility, and in June 1999, the Company began assembly work for another customer. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 1999 and are expected to make a minor contribution to the Company's gross margins in fiscal 2000. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of these customers, either of these customers ceasing to do business with the Company, and general economic conditions. The Company is actively seeking other assembly/manufacturing business to oversee. In November 1999, the Company began assembly/repair work in Mexicali, Mexico for a large international company. The amount of business which the Company is presently doing for this customer is not material. Although the Company may not be successful, it is attempting to increase the volume of assembly business it is doing for this customer.

        During fiscal 1999, the Company invested cash not needed in operations, in publicly traded common stock of other companies and may purchase additional common stock in the future. Investments in common stock are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1999, the Company held common stock which had a cost of approximately $66,000 and market value of approximately $60,000.

        In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $6,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 2 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

        Sales for the first two months of the first quarter of fiscal 2000 were down approximately $33,000 compared to sales for the first two months of the first quarter of fiscal 1999. Although the Company expects that net sales for the first quarter of fiscal 2000 will be less than the comparable quarter of fiscal 1999 and a loss for the first quarter of fiscal 2000 is anticipated, the Company cannot predict the profit or loss picture for the remainder of fiscal 2000.

Fiscal 1998 Compared to Fiscal 1997

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

        Total gross margin as a percentage of net sales was 29.6% in fiscal 1998 and 29.3% in fiscal 1997. This change was due to a decrease in the cost of audio magnetic media products. Due primarily to reduced sales, margins decreased by $299,000 (20.5%) in fiscal 1998. The gross margins in fiscal 1998 was $1,163,000 and in fiscal 1997 was $1,462,000.

        Selling, general and administrative expense decreased by $236,000 during fiscal 1998 from $1,429,000 in 1997 to $1,193,000 in 1998. The decrease was due to a decrease in advertising by $123,000, decrease in supplies by $45,000, bad debts by $49,000 and other expenses by $19,000.

        Interest income increased by $27,000 in fiscal 1998 due to the increase in cash and cash equivalents. Interest income in fiscal 1997 was $101,000 compared to $128,000 in fiscal 1998.

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

        During fiscal 1998, the Company invested cash not needed in operations, in publicly traded common stock of other companies and may purchase additional common stock in the future. Investments in common stock are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1998, the Company held common stocks which had a cost of approximately $177,000 and market value of approximately $139,000.

        In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $38,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 2 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements

        Certain statements herein, including statements as to the Company's anticipation that sales will decline and a loss incurred in the first quarter of the 2000 fiscal year and the Company's uncertainty as to its outlook for fiscal 2000 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the Company's ability to obtain additional customers and business, pricing factors and competition.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.



          [Letterhead of Singer, Lewak, Greenbaum & Goldstein, L.L.P.]



               Report of Independent Certified Public Accountants



Board of Directors
Certron Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Certron Corporation (a California Corporation) and subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation and subsidiary as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended October 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years ended October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 15, 1999

                              CERTRON CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS

                                                                    October 31,
   ASSETS                                                      1999             1998
                                                            ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents                                $2,012,000       $2,237,000
   Trade accounts receivable, less allowance
   for doubtful accounts of $46,000 in 1999
   and 1998                                                    278,000          323,000
   Inventories:
       Finished products                                       605,000          666,000
       Work in process                                          28,000           29,000
       Raw materials                                           173,000          183,000
                                                            ----------       ----------
             Total inventories                                 806,000          878,000
   Other current assets                                        102,000          122,000
                                                            ----------       ----------
             Total current assets                            3,198,000        3,560,000
                                                            ----------       ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Machinery and equipment                                     327,000          327,000
   Dies and molds                                              317,000          317,000
   Furniture, fixtures and leasehold improvements              306,000          296,000
                                                            ----------       ----------
                                                               950,000          940,000
       Less accumulated depreciation
             and amortization                                 (794,000)         (721,000)
                                                            ----------       ----------

             Net equipment and leasehold improvements          156,000          219,000
                                                            ----------       ----------
MARKETABLE EQUITY SECURITIES                                    60,000          139,000
OTHER ASSETS                                                    32,000           32,000
                                                            ----------       ----------
                                                            $3,446,000       $3,950,000
                                                            ==========       ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $     -          $     -
   Accrued advertising                                         136,000          160,000
   Accrued professional fees                                    28,000           51,000
   Accrued payroll and related items                           165,000          164,000
   Other accrued expenses                                      100,000          130,000
                                                            ----------       ----------
       Total current liabilities                               429,000          505,000
                                                            ----------       ----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, authorized 500,000
   shares, no shares issued and outstanding
   Common stock, $1.00 par value; authorized 10,000,000
   shares; issued and outstanding, 3,128,000 shares
   (1999 and 1998)                                           3,128,000        3,128,000
   Additional paid-in capital                                1,824,000        1,824,000
   Net unrealized (loss) gain on marketable
   equity securities                                            (6,000)         (38,000)
   Accumulated deficit                                      (1,929,000)      (1,469,000)
                                                            ----------        ----------
         Total stockholders' equity                          3,017,000        3,445,000
                                                            ----------       ----------
                                                            $3,446,000       $3,950,000
                                                            ==========       ==========


        The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Year Ended October 31,
                                                -------------------------------------------------
                                                    1999               1998               1997
                                                -----------        -----------        -----------
NET SALES                                       $ 2,895,000        $ 3,931,000        $ 4,988,000

COSTS AND EXPENSES:
      Cost of products sold                       2,208,000          2,768,000          3,526,000
      Selling, general and
      administrative                              1,151,000          1,193,000          1,429,000
      Depreciation and amortization                  73,000             66,000             67,000
                                                -----------        -----------        -----------

                                                  3,432,000          4,027,000          5,022,000

LOSS FROM OPERATIONS                               (537,000)           (96,000)           (34,000)

OTHER INCOME (EXPENSE)
      Realized gain on marketable
         equity securities                            3,000              7,000             11,000
      Interest income (net)                          75,000            128,000            101,000
                                                -----------        -----------        -----------

(LOSS) INCOME BEFORE PROVISION
      FOR INCOME TAXES                             (459,000)            39,000             78,000


PROVISIONS FOR INCOME TAXES                           1,000              1,000              1,000
                                                -----------        -----------        -----------

NET (LOSS) INCOME                               ($  460,000)       $    38,000        $    77,000
                                                ===========        ===========        ===========


Basic and diluted (loss) income per share       ($      .15)       $       .01        $       .02
                                                ===========        ===========        ===========

Weighted average common shares
      outstanding                                 3,128,000          3,128,000          3,128,000
                                                ===========        ===========        ===========



        The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Net
                                                       Unrealized
                                                         (Loss)
                                                        Gain on
                       Common Stock        Additional  Marketable
                 -----------------------    paid-in      Equity      Accumulated
                   Shares       Amount      capital    Securities     deficit        Total
                 ----------   ----------  ----------   ----------    -----------   ----------
BALANCE
 October 31,
 1996             3,128,000    3,128,000   1,824,000   (  13,000)   ( 1,584,000)    3,355,000

 Unrealized
 Gain on
 Marketable
 Securities                                               18,000                       18,000

 Net Income                                                              77,000        77,000
                 ----------   ----------  ----------    --------     ----------    ----------

BALANCE
 October 31,
 1997             3,128,000    3,128,000   1,824,000       5,000    ( 1,507,000)    3,450,000

 Unrealized
 Loss on
 Marketable
 Securities                                            (  43,000)                 (    43,000)

 Net Income                                                              38,000        38,000
                 ----------   ----------  ----------    --------     ----------    ----------

BALANCE
 October 31,
 1998             3,128,000   $3,128,000  $1,824,000    ($38,000)   ($1,469,000)   $3,445,000

Unrealized
 Gain on
 Marketable
 Securities                                               32,000                       32,000

 Net Loss                                                           (   460,000)  (   460,000)
                 ----------   ----------  ----------    --------     ----------    ----------

BALANCE
 October 31,
 1999             3,128,000   $3,128,000  $1,824,000   (   6,000)   ($1,929,000)   $3,017,000
                 ==========   ==========  ==========   =========     ==========    ==========


          The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended October 31,
                                                         -------------------------------------------------
                                                             1999               1998               1997
                                                         -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        ($  460,000)       $    38,000        $    77,000
                                                         -----------        -----------        -----------
Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                              73,000             66,000             67,000
   Changes in operating assets and
   liabilities:
      Decrease in trade
        accounts receivable                                   45,000            195,000              9,000
    Decrease in inventories                                   72,000            202,000            788,000
    Decrease(Increase) in other assets                        20,000            (54,000)           125,000
    Decrease in accounts payable                                   -                  -            (17,000)
    Decrease in accrued expenses                             (76,000)          (108,000)           (77,000)
                                                         -----------        -----------        -----------
Total adjustments                                            134,000            301,000            895,000
                                                         -----------        -----------        -----------
   Net cash (used in)provided by
      operating activities                                  (326,000)           339,000            972,000
                                                         -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for equipment and
      leasehold improvements                                 (10,000)           (77,000)           (94,000)
   Proceeds from sale of marketable
       equity securities                                     468,000            580,000            197,000
   Purchase of marketable
     equity securities                                      (357,000)          (717,000)          (123,000)
  Decrease (increase) in notes
     receivable                                                    -            326,000            (76,000)
                                                         -----------        -----------        -----------
   Net cash (used in) provided by
      investing activities                                   101,000            112,000            (96,000)
                                                         -----------        -----------        -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                     (225,000)           451,000            876,000

CASH AND CASH EQUIVALENTS,
   beginning of year                                       2,237,000          1,786,000            910,000
                                                         -----------        -----------        -----------
CASH AND CASH EQUIVALENTS,
   end of year                                           $ 2,012,000        $ 2,237,000        $ 1,786,000
                                                         ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

   Cash paid during the year for:
   Interest                                              $    12,000        $    14,000        $    13,000
   Income taxes                                          $     1,000        $     1,000        $     1,000


        The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


Note 1 - Summary of Significant Accounting Policies

        Nature of Operations

        The Company's business consists primarily of the design, development, manufacturing and distribution of magnetic media products and the contract assembly and manufacturing of products for the proprietary use of others.

        Principles of Consolidation

        The consolidated financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A. (collectively the "Company") All significant intercompany accounts and transactions have been eliminated in consolidation.

        Translation of Foreign Currencies

        All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rate for the year. Since foreign activities are considered to be an extension of the U.S. operations, the gain or loss resulting from remeasuring these transactions into U.S. dollars are included in operations.

        The Company has not used the hyperinflationary accounting standards in the Statement of Financial Accounting Standards (SFAS)No. 52, "Foreign Currency Translations" for accounting for its subsidiary in Mexico. That subsidiary is part of the Maquiladora program, the purpose of which is to act as manufacturing and assembly division of the Company at lower labor costs. Its largest asset is machinery and equipment carried on the Company's books at historical cost less straight-line depreciation. It does not sell merchandise for pesos.

        Cash and Cash Equivalents

        The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents.

        Trade Accounts Receivable

        Trade accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts of $46,000 for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible amounts.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

        Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms.

        Marketable Equity Securities

        The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified all of its investments as available-for-sale securities as of October 31, 1999. Securities available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

        Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

        Advertising Expense

        The Company expenses advertising costs as incurred. Advertising costs for the the years ended October 31, 1999, 1998 and 1997 were $131,000, $45,000 and $168,000 respectively.

        Income Taxes

        The Company files tax returns excluding its subsidiary for United States federal tax purposes and combined returns with its subsidiary for state purposes.

        The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        Net Loss Per Share

        For the year ended October 31, 1999, the Company adopted SFAS No. 128, "Earnings per Share." Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares available. Diluted (loss) income per share is computed similar to basic (loss)income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

        Estimates

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

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

        Concentrations and Uncertainties

        For fiscal year 1999, the Company's ten largest customers accounted for approximately 80% of the Company's net sales. During 1999, two of these customers accounted for 32% and 13% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term effect on the Company's financial position, results of operations and cash flows.

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

        Comprehensive Income

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

        Segment Reporting

        The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose "operating segments" based on the way management desegregates the Company for internal operating decisions. See Note 6 for further information about the Company's segments.

        Recently Issued Accounting Pronouncement

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." This statement is not applicable to the Company.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

        SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

        SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

        In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for- Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

        In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

Note 2 - Marketable Equity Securities

        The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1998 and 1999. The investments in equity securities at October 31, 1998 had an original cost of $177,000 and a fair value of $139,000, resulting in gross unrealized loss of $43,000 and gross unrealized gain of $5,000 respectively. The investments in equity securities at October 31, 1999 have an original cost of $66,000 and a fair value of $60,000, resulting in gross unrealized loss of $14,000 and gross unrealized gain of $8,000, respectively.

        During the year ended October 31, 1999, the Company recognized investment income of $90,000, which represented interest income of $87,000 and a realized gain of $3,000.


Note 3 - Options

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

                                     Options
                                     available          Options
                                        for           granted and
    1983 Stock Option Plan             grant          outstanding         Price Range
   -------------------------         ---------        -----------        -------------
   Balance, October 31, 1996                             64,000          $.968 - $1.66

   Canceled                                             (44,000)             $.968
                                     ---------          -------

   Balance, October 31, 1997             -               20,000          $1.50 - $1.66
   Canceled                                             (20,000)         $1.50 - $1.66
                                     ---------          -------

   Balance, October 31, 1998             -                  -



   Balance, October 31, 1999             -                  -
                                     =========          =======

                                     Options
                                    available           Options
    Executive Stock                    for            granted and
     Option Plan                      grant           outstanding         Price Range
   ---------------                 ----------         -----------       --------------
   Balance, October 31, 1996          195,500            104,500        $0.810 - $1.375

   Granted                           ( 64,500)            64,500              $1.000
   Canceled                               500           (    500)             $1.000
                                      -------            -------

   Balance, October 31, 1997          131,500            168,500        $0.810 - $1.375

   Canceled                            30,000           ( 30,000)             $1.375
                                      -------            -------

   Balance, October 31, 1998          161,500            138,500        $0.810 - $1.000

   Canceled                            20,000           ( 20,000)       $0.810 - $1.000
                                      -------            -------

   Balance, October 31, 1999          181,500            118,500              $1.000
                                      =======            =======

At October 31, 1999, there were 118,500 options outstanding and exercisable. These options had a weighted average remaining contractual life of two years. The weighted average exercise price of the options outstanding and exercisable was $1.00.

Note 4 - Income Taxes


        The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

        A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                          Year Ended October 31,
                                   1999           1998           1997
                                  ------         ------         ------
Statutory rate                      34.0%          34.0%          34.0%
State taxes, net of federal
   benefit                           2.1%           2.1%           1.3%
Unrecognized benefit of
   net operating losses            (34.0%)        (34.0%)        (34.0%)
                                  ------         ------         ------
Effective tax rate                   2.1%           2.1%           1.3%
                                  ======         ======         ======

        For federal income tax return purposes, net operating losses of approximately $2,800,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $418,000 expire beginning October 31, 2000.

        Significant components of the Company's deferred tax asset consist of the following:

                                       October 31,        October 31,
                                          1999               1998
                                       -----------        -----------
Net operating loss carry forward       $   797,000        $   806,000
State Taxes                                 28,000             31,000
Vacation and severance accruals             71,000             71,000
Allowance for bad debts                     19,000             19,000
Inventory                                  114,000            120,000
Depreciation                                20,000             20,000
Loss on marketable equity
   securities                              141,000            140,000
General business credit                          -                  -
                                       -----------        -----------
   Total deferred tax assets             1,190,000          1,324,000
Valuation allowance for deferred
   tax assets                           (1,190,000)        (1,324,000)
                                       -----------        -----------
                                       $         -        $         -
                                       ===========        ===========

   The deferred tax assets have been offset in entirety by a valuation allowance due to the uncertainty of their realization.



Note 5 - Commitments

        Operating Leases -

        The Company leases office, production and warehouse facilities under long-term operating leases. The Company leases its office space from Louart Corporation ("Louart"), a stockholder of the Company. Aggregate minimum net lease payments under non-cancelable operating leases as of October 31, 1999, are $553,000.

        Total rental expense charged to operations amounted to $201,000, $207,000, and $202,000, for the years ended October 31, 1999, 1998, and
        1997 respectively.


        Rent paid to Louart for the years ended October 31, 1999, 1998 and 1997 totaled $135,000, $147,000, and $144,000 respectively.

        Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

        Employment Contract -

        On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal years ended October 31, 1996 and October 31, 1997, the Chairman and CEO voluntarily reduced his compensation to $184,000, in fiscal year ended October 31, 1998 to $160,000, and in fiscal year ended October 31, 1999 to $153,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31,2001 on the same terms and conditons.



Note 6 - Industry Segment Information

        The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

        Sales to two single customers in the magnetic media products field accounted for $1,227,000 (44.4% of total magnetic media sales) in 1999, $1,662,000 (42.8% of total magnetic media sales) in 1998; $1,852,000
        (37% of total magnetic media sales) in 1997. Receivables from these customers totaled $76,000 and $48,000, respectively at October 31, 1999.

        Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.

        Financial information for 1999, 1998 and 1997 by industry segment, is summarized as follows:


                                               1999               1998               1997
                                           -----------        -----------        -----------
Net sales to unaffiliated customers:
   Magnetic media products                 $ 2,765,000        $ 3,879,000        $ 4,988,000
   Contract assembly                           130,000             52,000                  -
                                           -----------        -----------        -----------

   Consolidated                            $ 2,895,000        $ 3,931,000        $ 4,988,000
                                           ===========        ===========        ===========

Operating profit:
   Magnetic media products                 $   331,000        $   849,000        $ 1,079,000
   Contract assembly                            31,000             20,000                  -
                                           -----------        -----------        -----------

                                               362,000            869,000          1,079,000

General corporate expenses                    (899,000)          (965,000)        (1,113,000)
Realized gain & loss on
  marketable securities                          3,000              7,000             11,000
Interest expense                               (12,000)           (14,000)           (13,000)
Other income-interest                           87,000            142,000            114,000
                                           -----------        -----------        -----------
(Loss) income before taxes on
   income(benefit) and
   extraordinary credit                    ($  459,000)       $    39,000        $    78,000
                                           ===========        ===========        ===========

Identifiable assets:
   Magnetic media products                 $ 1,220,000        $ 1,398,000        $ 1,806,000
   Contract assembly                            20,000             22,000                  -
                                           -----------        -----------        -----------
      Total identifiable asset               1,240,000          1,420,000          1,806,000

General corporate assets                     2,206,000          2,530,000          2,257,000
                                           -----------        -----------        -----------

      Total assets                         $ 3,446,000        $ 3,950,000        $ 4,063,000
                                           ===========        ===========        ===========

Depreciation and amortization:
   Magnetic media products                 $    73,000        $    66,000        $    67,000
   Contract assembly                                 -                  -                  -
                                           -----------        -----------        -----------

      Total depreciation and
      amortization                         $    73,000        $    66,000        $    67,000
                                           ===========        ===========        ===========

Capital expenditures:
   Magnetic media products                 $    10,000        $    77,000        $    94,000
   Contract assembly                                 -                  -                  -
                                           -----------        -----------        -----------

      Total capital expenditures           $    10,000        $    77,000        $    94,000
                                           ===========        ===========        ===========

        Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $269,000 (1999), $367,000 (1998), and $404,000 (1997). The net book value of tangible identifiable assets of the subsidiary amounted to $20,000 at October 31, 1999.


Note 7- Related Party Transactions

        The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

        The payments made to Louart for these items are as follows:

1999       $274,000
1998       $291,000
1997       $272,000


Note 8- Cash

        The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 1999, uninsured portions of balances held at those banks aggregated to $1,460,000.



Note 9- Year 2000 Issue

        The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of January 16, 2000, the Company has not experienced any Year 2000 problems either internally or from outside sources.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


        None.

                                    PART III

        The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 1999, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.



(a)     1.FINANCIAL STATEMENTS

        The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


        Report of Independent Certified Public Accountants -
           Singer, Lewak, Greenbaum & Goldstein LLP                          11
        Consolidated balance sheets - October 31, 1999 and 1998              12
        Consolidated statements of operations - years ended
           October 31, 1999, 1998 and 1997                                   13
        Consolidated statements of stockholders' equity - years
           ended October 31, 1999, 1998 and 1997                             14
        Consolidated statements of cash flows - years ended
           October 31, 1999, 1998 and 1997                                   15
        Notes to consolidated financial statements                           16


2. FINANCIAL STATEMENT SCHEDULES

        Schedule II - Valuation and qualifying accounts                      28

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

        *10.8 Amendment to Employment Agreement between Registrant and Marshall
I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrants Annual Report on Form 10-K for the year ended October 31, 1998).

        21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31, 1981).

        23 Singer, Lewak, Greenbaum and Goldstein LLP consent.

        27 Financial Data Schedule

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 1999, no reports on form 8-K were filed by Registrant.

                             CERTRON CORPORATION AND SUBSIDIARY

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                       Balance at      Additions      Balance of    Balance at
                                        beginning      charged to     accounts        end of
Classifications                         of period       expense      written off      period
---------------                        ----------     ----------     -----------    ----------
YEAR ENDED OCTOBER 31, 1999
    Allowance for doubtful
    accounts                             $46,000            0          $   0          $46,000
                                         =======        =======        =======        =======

YEAR ENDED OCTOBER 31, 1998
    Allowance for doubtful
    accounts                             $50,000            0          $ 4,000        $46,000
                                         =======        =======        =======        =======

YEAR ENDED OCTOBER 31, 1997
    Allowance for doubtful
    accounts                             $40,000        $49,000        $39,000        $50,000
                                         =======        =======        =======        =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 24, 2000

                                            CERTRON CORPORATION


                                            By: /s/ MARSHALL I. KASS
                                               ---------------------------------
                                            Marshall I. Kass
                                            Chairman of the Board and
                                            Chief Executive and
                                            Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                       Date
---------                   -----                                       ----
/s/ MARSHALL I. KASS        Chairman of the Board and                   January 24, 2000
------------------------    Chief Executive Officer and Director
Marshall I. Kass            (Principal Executive Officer and
                            Principal Financial Officer)


/s/ JONATHAN F. KASS        President and Director                      January 24, 2000
------------------------
Jonathan F. Kass



/s/ MICHAEL S. KASS         Executive Vice President and                January 24, 2000
------------------------    Director
Michael S. Kass



/s/ SUSAN E. KASS           Secretary-Treasurer and                     January 24, 2000
------------------------    Director
Susan E. Kass



/s/ JESSE A. LOPEZ          Corporate Controller and Director           January 24, 2000
------------------------    (Principal Accounting Officer)
Jesse A. Lopez




/s/ ROGELIO BUENROSTRO      Manager and Chief Executive                 January 24, 2000
------------------------    Officer-Certron, Mexicali
Rogelio Buenrostro          and Director

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

*10.8       Amendment to Employment Agreement between Registrant and Marshall I.
            Kass dated November 1, 1998 (incorporated by reference to Exhibit
            10.8 to Registrants Annual Report on Form 10-K for the year ended
            October 31, 1998).

21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended
            October 31, 1981).

23          Singer, Lewak, Greenbaum and Goldstein LLP consent.

27          Financial Data Schedule