Form 10-Q
period 2000-01-31
CERTRON CORP
filed 2000-03-15
CIK 19002

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       January 31, 2000
                                         ---------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

Commission File No.:    09081
                     --------


                               CERTRON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                            95-2461404
--------------------------------                         --------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


1545 Sawtelle Boulevard, Los Angeles, CA                          90025
-----------------------------------------                     --------------
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code:       (310) 914-0300
                                                        -------------------


                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x       No
      -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


    3,128,306 shares of Common Stock, without par value, as of March 1, 2000
    ------------------------------------------------------------------------

                                        1
PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                                                January 31,            October 31,
                                                                                   2000                    1999
                                                                                ------------           -----------
                  ASSETS                                                         (Unaudited)
-----------------------------------------

CURRENT ASSETS:
      Cash and cash equivalents                                                      $1,557                $2,012
      Trade accounts receivable, net                                                    227                   278
      Inventories:
            Finished products                                                           730                   605
            Raw materials                                                               230                   173
            Work in process                                                              23                    28
                                                                                     ------                ------
                   Total inventories                                                    983                   806
      Other current assets                                                              136                   102
                                                                                     ------                ------
            Total current assets                                                      2,903                 3,198
                                                                                     ------                ------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Machinery and equipment                                                           327                   327
      Dies and molds                                                                    317                   317
      Furnitures, fixtures and
            leasehold improvements                                                      306                   306
                                                                                     ------                ------
                                                                                        950                   950
                   Less accumulated depreciation
                       and amortization                                             (   810)              (   794)
                                                                                     ------                ------

                   Net equipment and leasehold
                       improvements                                                     140                   156
                                                                                     ------                ------

MARKETABLE SECURITIES                                                                   254                    60

OTHER ASSETS                                                                             32                    32
                                                                                      ------                ------

            TOTAL ASSETS                                                             $3,329                $3,446
                                                                                     ======                ======

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued advertising                                                          $    160                $  136
      Accrued professional fees                                                          29                    28
      Accrued payroll and related items                                                 161                   165
      Other accrued expenses                                                            109                   100
                                                                                     ------                ------
            Total current liabilities                                                   459                   429
                                                                                     ------                ------

STOCKHOLDERS' EQUITY:
      Preferred Stock, $1.00 par value,
            authorized 500,000 shares, no
            shares issued and outstanding
      Common stock, $1.00 par value;
            authorized 10,000,000 shares;
            issued and outstanding 3,128,000                                          3,128                 3,128
      Additional paid-in capital                                                      1,824                 1,824
      Net unrealized gain (loss) gain on marketable
            equity securities                                                        (   13)               (    6)
            Accumulated deficit                                                      (2,069)               (1,929)
                                                                                      -----                 -----
            Total stockholders' equity                                                2,870                 3,017
                                                                                      -----                 -----

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $3,329                $3,446
                                                                                     ======                ======


                The accompanying notes are integral part of these
                             financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)



                                                                      For the Three Months Ended January 31,
                                                                      -------------------------------------
                                                                             2000                   1999
                                                                            ------                 ------

NET SALES                                                                   $  623                 $  695
                                                                            ------                 ------

COST AND EXPENSES
      Cost of products sold                                                    492                    509
      Selling, general & administrative                                        277                    278
      Depreciation and amortization                                             16                     20
                                                                            ------                 ------
      Total costs and expenses                                                 785                    807
                                                                            ------                 ------

Loss before other income and expenses                                      (   162)               (   112)

Realized gain on Marketable Securities                                           1                      1

Other income - Interest (net)                                                   21                     21
                                                                            ------                 ------

Net loss before provision for income taxes                                 ($  140)                ($  90)

Provision for taxes                                                              0                      1
                                                                            ------                 ------

Net loss                                                                   ($  140)               ($   91)
                                                                            ======                 ======


PER SHARE INFORMATION:

Basic net loss per share                                                   ($ 0.04)               ($ 0.03)
                                                                            ======                 ======

Diluted net loss per share                                                 ($ 0.04)               ($ 0.03)
                                                                            ======                 ======

Weighted average number of common shares
      outstanding                                                        3,128,000              3,128,000
                                                                         =========              =========


                The accompanying notes are integral part of these
                             financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)


                                                                                 Three Months Ended January 31,
                                                                                   2000               1999
                                                                                   ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                   ($  140)           ($   91)
                                                                                  ------             ------
      Adjustment to reconcile net loss
            to net cash used in
            operating activities:
            Depreciation and amortization                                             16                 20
            Changes in operating assets and liabilities:
            Decrease in trade accounts
              receivable                                                              51                 36
            Increase in inventories                                              (   177)            (   97)

            (Increase) decrease in other assets                                  (    34)                59
            Increase (decrease) in accrued expenses                                   30             (   46)
                                                                                   ------             -----

      Net cash used in operating
            activities                                                           (   254)            (  119)
                                                                                  ------              -----

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                           -               (    9)
      Purchase of marketable securities                                          (   201)            (   19)
                                                                                  ------              -----

      Net cash used in investing activities                                      (   201)            (   28)
                                                                                  ------              -----


NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                                (   455)            (  147)


CASH AND CASH EQUIVALENTS, beginning of period                                     2,012              2,237
                                                                                  ------             ------


CASH AND CASH EQUIVALENTS, end of period                                          $1,557             $2,090
                                                                                  ======             ======


              The accompanying notes are an integral part of these
                             financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Three Months Ended January 31, 2000
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 1999, the Company reported net sales of $2,895,000 and a net loss of $460,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 2000 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES

        As set forth in the following chart, the Company's current ratio was
6.32 to 1 at January 31, 2000.

                                            01/31/00         10/31/99
                                           ----------        ----------

         Working capital                   $2,444,000        $2,769,000
         Current ratio                      6.32 to 1         7.45 to 1

         The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At January 31, 2000, the Company had no material commitments for capital expenditures.

         The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of March 10, 2000 the company has not experienced any Year 2000 problems either internally or from outside sources.

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

         As reported in Certron's 10-K for fiscal 1999, a private label customer had requested a delay in shipment of private label merchandise totaling $225,000 that was to be shipped in the fourth quarter of fiscal 1999. The customer requested a delay until the first half of Certron's fiscal 2000. The customer has now indicated that due to a change in corporate planning coupled with a change in corporate ownership, it desires to pay a restocking charge rather than accept shipment. Certron has entered into negotiations with the customer and a resolution is expected shortly. Certron expects that this matter will be resolved and will not adversely affect the results of operations for the second quarter of fiscal 2000. The foregoing is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward looking statement. The factors which could cause actual results to differ include, among others, the matter being resolved, the amount of the restocking charge, and the ability of the Company to sell the relabeled merchandise at a price which will exceed its costs net of any restocking charge.

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

RESULTS OF OPERATIONS

First Quarter Fiscal 2000 compared to First Quarter Fiscal 1999

         During the first quarter of fiscal 2000, the Company had a net loss of $140,000, compared to a net loss of $91,000 in the first quarter of fiscal 1999. The net loss for the first quarter of fiscal 2000 compared to the net loss in the first quarter of 1999 was due to a decrease in magnetic media sales of $107,000 from $689,000 in the first quarter of 1999 to $582,000 in the first quarter of 2000 offset by an increase in custom assembly of $35,000 from $6,000 in the first quarter of 1999 to $41,000 in first quarter of 2000.

         For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999 this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed in August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility, and in June 1999, the Company began assembly work for another customer. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in the first quarter ending January 31, 2000 and are expected to make minor contribution for the remainder of fiscal 2000. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, either of these customers ceasing to do business with the Company, and general economic conditions.

         Net sales were $623,000 for the first quarter of 2000 as compared to sales of $695,000 in the first quarter of 1999. The decrease of $72,000 or 10.4% was primarily the result of the decrease in sales on video cassettes of $52,000, mini and micro cassettes of $39,000 and other magnetic media products of $16,000 offset by an increase in sale of custom assembly of $35,000. The Company expects the sales in second quarter of fiscal 2000 to at least equal the $623,000 sales of the first quarter of fiscal 2000.

         Gross margins decreased by $55,000 for the quarter ended January 31, 2000, to $131,000 in the first quarter of fiscal 2000 from $186,000 in the first quarter of fiscal 1999. The primary reason for the decrease is due to decreased magnetic media sales.

         The Company has not recorded a provision for federal income tax for first quarter of 2000 due to utilization of net operating loss carry forward to offset taxable income.

         The Company invested some cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 2000, the Company held common stocks which had a cost of approximately $240,000 and market value of approximately $227,000.

         In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $13,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Forward-Looking Statements

         The Company's statements herein which are not historical facts, including the statement as to the Company's sales in the second quarter of the 2000 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from a private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


                  Not applicable.

PART II. OTHER INFORMATION.
         ------------------


         Item 4.   Exhibit and Reports on Form 8-K

         (a)               Exhibits:

                           27 - Financial Data Schedule


         (b)               Reports on Form 8-K:

                           During the quarter ended January 31, 2000, no reports
on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CERTRON CORPORATION




Date:      March 15, 2000                       /s/ Jesse A. Lopez
         -------------------                    ------------------
                                                Jesse A. Lopez
                                                Controller
                                                (Principal Accounting Officer)






Date:      March 15, 2000                       /s/ Marshall I. Kass
         -------------------                    --------------------
                                                Marshall I. Kass
                                                Chairman of the Board and
                                                Chief Executive Officer

                                  EXHIBIT INDEX
                                       TO
                CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.             ITEM                                               PAGE
---             ----                                               ----

27              Financial Data Schedule                             11