Form 10-Q
period 2000-04-30
CERTRON CORP
filed 2000-06-14
CIK 19002

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       April 30, 2000
                                         ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


Commission File No.:   09081
                     ---------


                               CERTRON CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                           95-2461404
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


1545 Sawtelle Boulevard, Los Angeles, CA                          90025
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code:       (310) 914-0300
                                                     -------------------------


                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]       No
     -------        ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


3,128,306 shares of Common Stock, without par value, as of June 1, 2000
--------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Financial Statements

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                                            April 30,     October 31,
                                                                               2000         1999
                                                                           -----------    ----------
                  ASSETS                                                   (Unaudited)
-----------------------------------------
CURRENT ASSETS:
      Cash and cash equivalents                                               $ 1,681      $ 2,012
      Trade accounts receivable, net                                              221          278
      Inventories:
            Finished products                                                     618          605
            Raw materials                                                         205          173
            Work in process                                                        28           28
                                                                              -------      -------
                   Total inventories                                              851          806
      Other current assets                                                         56          102
                                                                              -------      -------
            Total current assets                                                2,809        3,198
                                                                              -------      -------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Machinery and equipment                                                     327          327
      Dies and molds                                                              317          317
      Furnitures, fixtures and
            leasehold improvements                                                315          306
                                                                              -------      -------
                                                                                  959          950
                   Less accumulated depreciation
                       and amortization                                          (826)        (794)
                                                                              -------      -------

                   Net equipment and leasehold
                       improvements                                               133          156
                                                                              -------      -------

MARKETABLE SECURITIES                                                             185           60

OTHER ASSETS                                                                       32           32
                                                                              -------      -------

            TOTAL ASSETS                                                      $ 3,159      $ 3,446
                                                                              =======      =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

CURRENT LIABILITIES:
      Accrued advertising                                                     $   126      $   136
      Accrued professional fees                                                    16           28
      Accrued payroll and related items                                           166          165
      Other accrued expenses                                                      102          100
                                                                              -------      -------
            Total current liabilities                                             410          429
                                                                              -------      -------

STOCKHOLDERS' EQUITY:
      Preferred Stock, $1.00 par value,
            authorized 500,000 shares, no
            shares issued and outstanding
      Common stock, $1.00 par value;
            authorized 10,000,000 shares;
            issued and outstanding 3,128,000                                    3,128        3,128
      Additional paid-in capital                                                1,824        1,824
      Net unrealized loss on marketable
            equity securities                                                     (22)          (6)
            Accumulated deficit                                                (2,181)      (1,929)
                                                                              -------      -------
            Total stockholders' equity                                          2,749        3,017
                                                                              -------      -------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 3,159      $ 3,446
                                                                              =======      =======


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  --------------------------------------------
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)


                                           Three Months ended April 30,        Six Months ended April 30,
                                          ------------------------------      ----------------------------
                                               2000              1999            2000             1999
                                            -----------       -----------     -----------     ------------
                                                     (Unaudited)                      (Unaudited)
NET SALES                                   $       689      $       775      $     1,312      $     1,470
                                            -----------      -----------      -----------      -----------
COST AND EXPENSES
      Cost of products sold                         536              603            1,028            1,112
      Selling, general & administrative             280              282              557              560
      Depreciation and amortization                  16               19               32               39
                                            -----------      -----------      -----------      -----------
      Total costs and expenses                      832              904            1,617            1,711
                                            -----------      -----------      -----------      -----------

Loss before other income
      and expenses                                 (143)            (129)            (305)            (241)

Other income -
      Interest (net)                                 20               18               41               39
      Gain(Loss)on sales of stock                    12               (1)              13             --
                                            -----------      -----------      -----------      -----------

Net loss before Provision                   $      (111)     $      (112)     $      (251)     $      (202)
Provision for taxes                                   1             --                  1                1
                                            -----------      -----------      -----------      -----------
Net loss                                    $      (112)     $      (112)     $      (252)     $      (203)
                                            ===========      ===========      ===========      ===========

PER SHARE INFORMATION:

Basic loss per share                        $      (.04)     $      (.04)     $      (.08)     $      (.07)
                                            ===========      ===========      ===========      ===========

Diluted loss per share                      $      (.04)     $      (.04)     $      (.08)     $      (.07)
                                            ===========      ===========      ===========      ===========
Average number of
      common shares
      outstanding                             3,128,000        3,128,000        3,128,000        3,128,000
                                            ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                ($ in Thousands)
                                   (Unaudited)


                                                              Six Months Ended April 30,
                                                              --------------------------
                                                                 2000            1999
                                                               -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                  $  (252)        $  (203)
                                                                -------         -------
      Adjustment to reconcile net loss
            to net cash used in
            operating activities:
            Depreciation and amortization                            32              39
            Changes in operating assets and liabilities:
            Decrease (Increase)in trade
              accounts receivable                                    57              (6)
            Increase in inventories                                 (45)           (110)
            Decrease in other assets                                 46              36
            Decrease in accrued expenses                            (19)           (119)
                                                                -------         -------
      Net cash used in operating
            activities                                             (181)           (363)
                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                           (9)            (10)
      Proceeds from sale of marketable securities                   135             216
Purchase of marketable securities                                  (276)           (184)
                                                                -------         -------
      Net cash (used in)provided by
            investing activities                                   (150)             22
                                                                -------         -------
NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                  (331)           (341)

CASH AND CASH EQUIVALENTS, beginning of period                    2,012           2,237
                                                                -------         -------

CASH AND CASH EQUIVALENTS, end of period                        $ 1,681         $ 1,896
                                                                =======         =======


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    For the Three Months Ended April 30, 2000
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 1999, the Company reported net sales of $2,895,000 and a net loss of $ 460,000.

NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 2000 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE D - TRANSLATION OF FOREIGN CURRENCIES

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

The Company has not used the hyperinflationary accounting standards in the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translations" for accounting of its subsidiary in Mexico. That subsidiary is part of the Maquiladora program, the purpose of which is to act as manufacturing and assembly division of the Company at lower labor costs. Its largest asset is machinery and equipment carried on the Company's books at historical cost less straight-line depreciation. It does not sell merchandise for pesos.

NOTE E - SUBSEQUENT EVENTS

The Company has been notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmilia Disposal Site at Santa Barbara County, California and has been requested to sign an agreement tolling the statue of limitation.

Currently, Certron Corporation is unable to estimate the costs that may be required to settle this matter and the amount is not expected to be material. The financial statement of April 30, 2000 does not reflect a reserve for the potential expenditure. The company is investigating the matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As set forth in the following chart, the Company's current ratio was 6.85 to 1 at April 30, 2000.

                                        04/30/00            10/31/99
                                       -----------         -----------
         Working capital               $2,399,000         $ 2,769,000
         Current ratio                  6.85 to 1            7.45 to 1


     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At April 30, 2000, the Company had no material commitments for capital expenditures.

     The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of May 10, 2000 the company has not experienced any Year 2000 problems either internally or from outside sources.

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

     As reported in Certron's 10-K for fiscal 1999, a private label customer had requested a delay in shipment of private label merchandise totaling $225,000 that was to be shipped in the fourth quarter of fiscal 1999. The customer requested a delay until the first half of Certron's fiscal 2000. The customer indicated that due to a change in corporate planning coupled with a change in corporate ownership, the customer desired to pay a restocking charge rather than accept shipment. In the second quarter of 2000, Certron agreed to accept $75,000 as a restocking charge. As of this date none of the $75,000 has been allocated to costs of relabeling and/or included in gross profit. The Company is actively attempting to sell the merchandise and does not expect to incur a loss with respect to such merchandise, which can be sold outside of the United States without being relabeled. The foregoing is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward looking statement. The factors which could cause actual results to differ include, among others, the ability of the Company to sell the merchandise outside the United States at a price in excess of its cost net of the restocking charge without being relabeled or within the United States as relabeled merchandise at a price which will exceed its costs net of the restocking charge.

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

RESULTS OF OPERATIONS
---------------------

Second Quarter Fiscal 2000 compared to Second Quarter Fiscal 1999
-----------------------------------------------------------------

     During the second quarter of fiscal 2000, the Company had a net loss from operations of $143,000, and net loss of $112,000 on net sales of $689,000 as compared to a loss from operations of $129,000 and net loss of $112,000 on sales of $775,000 during the second quarter of fiscal 1999.

     For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999 this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed in August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility, and in June 1999, the Company began assembly work for another customer. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in the second quarter ending April 30, 2000 and are expected to make minor contribution for the remainder of fiscal 2000. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the customers, either of these customers ceasing to do business with the Company, and general economic conditions.

     Net sales were $689,000 for the second quarter of 2000 as compared to net sales of $775,000 in the second quarter of 1999. The decrease of $86,000 or 11% was the result of a decrease in sales of magnetic media product of $124,000 primarily to private label customers which was offset in part by an increase in custom assembly sales of $38,000. The Company expects the sales in the third quarter of fiscal 2000 to be less than the $689,000 sales of the second quarter of fiscal 2000.

     Gross margins decreased by $19,000 for the quarter ended April 30, 2000, from $172,000 in the second quarter of fiscal 1999 to $153,000 in the second quarter of fiscal 2000. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $2,000 during the second quarter of fiscal 2000 from $282,000 in the second quarter of fiscal 1999 to $280,000 in the second quarter of fiscal 2000.

     The Company has not recorded a provision for federal income tax for the second quarter of 1999 and 2000 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2000, the Company held common stocks which had a cost of approximately $207,000 and market value of approximately $185,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $22,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Six Months Fiscal 2000 compared to Six Months Fiscal 1999
---------------------------------------------------------

     For the first six months of fiscal 2000, the Company had a loss from operations of $305,000 and net loss of $252,000 on sales of $1,312,000 as compared to a loss from operations of $241,000 and a net loss of $203,000 on sales of $1,470,000 during the first six months of fiscal 1999. The increase in net loss for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 of $49,000 is due primarily to the decrease in gross profit of $74,000, offset in part by an increase in gain on sales of stock investment of $13,000, an increase in interest income of $2,000 over the first six months of fiscal 1999 and decrease of $10,000 in selling and general expenses and depreciation.

     Net sales were $1,312,000 for the first six months of 2000 as compared to net sales of $1,470,000 for the first six months of 1999. The decrease of $158,000 or 11% was primarily the result of a decrease in sales of audio cassettes of $38,000 and mini and micro cassettes of $89,000, decrease in sales of video cassettes of $153,000 which was offset in part by increase in other magnetic media products of $50,000 and increase in custom assembly of $73,000.

     Gross margins decreased by $74,000 for the first six months of fiscal 2000, from $ 358,000 for the first six months of fiscal 1999 to $284,000 for the first six months of fiscal 2000. The primary reason for the decrease is due to decreased sales of magnetic media products. As described above under the discussion of the second quarter of fiscal 2000 as compared to second quarter of fiscal 1999, in May 1999 the Company signed a two year agreement with a United States company to oversee such company's Mexicali operation and has an arrangement with another small company for the packing of various products at the Company's Mexicali plant.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $3,000 during the first six months of fiscal 2000 from $560,000 for the first six months of fiscal 1999 compared to $557,000 for the first six months of fiscal 2000.

     The Company has not recorded a provision for federal income tax for the first six months of 2000 and 1999 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2000, the Company held common stocks which had a cost of approximately $207,000 and market value of approximately $185,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $22,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including statements as to the Company's sales in the third quarter of the 2000 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from private label customers, the Company's ability to obtain additional customers and business, pricing factors and competition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

PART II. OTHER INFORMATION.
         ------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On March 28, 2000, the Registrant held its Annual Meeting of Shareholders.

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

     (c) At the meeting, the following persons were elected by the vote indicated as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

                                                              Broker
                  Name              Vote For     Withheld    non votes
                  ----              --------     --------    ---------
         Marshall I. Kass          2,594,208      11,535      209,615
         Jonathan F. Kass          2,594,208      11,535      209,615
         Michael S. Kass           2,595,708      10,035      209,615
         Susan E. Kass             2,594,208      11,535      209,615
         Rogelio Buenrostro        2,594,308      11,435      209,615
         Jesse A. Lopez            2,594,338      11,405      209,615



     Item 6. Exhibit and Reports on Form 8-K

     (a)     Exhibits:

             27 - Financial Data Schedule

     (b)     Reports on Form 8-K:

             During the quarter ended April 30, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CERTRON CORPORATION


Date:  June 14,2000                       /s/ Jesse A. Lopez
     ----------------                     -------------------------------
                                          Jesse A. Lopez
                                          Controller
                                          (Principal Accounting Officer)



Date:  June 14, 2000                      /s/ Marshall I. Kass
     -----------------                    -------------------------------
                                          Marshall I. Kass
                                          Chairman of the Board and
                                          Chief Executive Officer

                                  EXHIBIT INDEX
                                       TO
                CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q



      NO.          ITEM                                      PAGE
      ---          ----                                      ----

      27           Financial Data Schedule                    13