Form 10-Q
period 2000-07-31
CERTRON CORP
filed 2000-09-13
CIK 19002

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       July 31, 2000
                                    ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    ---------
Commission File No.:    09081
                     ---------


                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                        95-2461404
--------------------------------                   ---------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



1545 Sawtelle Boulevard, Los Angeles, CA                        90025
------------------------------------------               ------------------
 (Address of principal executive office)                     (Zip Code)



Registrant's telephone number, including area code:       (310) 914-0300
                                                     --------------------------


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
Yes    [x]      No    [ ]
     -------        ------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


3,128,306 shares of Common Stock, without par value, as of July 31, 2000
---------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                                         CERTRON CORPORATION AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                                  ($ in Thousands)

                                                                               July 31,    October 31,
                                                                                 2000         1999
                                                                             -----------   ----------
                  ASSETS                                                     (Unaudited)
-----------------------------------------
CURRENT ASSETS:
      Cash and cash equivalents                                                 $ 1,637     $ 2,012
      Trade accounts receivable, net                                                351         278
      Inventories
            Finished products                                                       537         605
            Raw materials                                                           205         173
            Work in process                                                          23          28
                                                                                -------     -------
                   Total inventories                                                765         806
      Other current assets                                                           90         102
                                                                                -------     -------
            Total current assets                                                  2,843       3,198
                                                                                -------     -------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Machinery and equipment                                                       328         327
      Dies and molds                                                                317         317
      Furniture, fixtures and
            leasehold improvements                                                  315         306
                                                                                -------     -------
                                                                                    960         950
                   Less accumulated depreciation
                       and amortization                                            (843)       (794)
                                                                                -------     -------

                   Net equipment and leasehold
                       improvements                                                 117         156
                                                                                -------     -------

MARKETABLE SECURITIES                                                               171          60

OTHER ASSETS                                                                         34          32
                                                                                -------     -------

            TOTAL ASSETS                                                        $ 3,165     $ 3,446
                                                                                =======     =======


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued advertising                                                       $   141     $   136
      Accrued professional fees                                                      32          28
      Accrued payroll and related items                                             161         165
      Other accrued expenses                                                        195         100
                                                                                -------     -------
            Total current liabilities                                               529         429
                                                                                -------     -------

STOCKHOLDERS' EQUITY:
      Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated value $1 per share; authorized 10,000,000 shares;
            issued 3,128,000                                                      3,128       3,128
      Additional paid-in capital                                                  1,824       1,824
      Net unrealized loss on marketable
            equity securities                                                       (11)         (6)
      Accumulated deficit                                                        (2,305)     (1,929)
                                                                                -------     -------
            Total stockholders' equity                                            2,636       3,017
                                                                                -------     -------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,165     $ 3,446
                                                                                =======     =======


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)


                             Three Months ended July 31,      Nine Months ended July 31,
                             ---------------------------     ---------------------------
                                 2000           1999            2000             1999
                             -----------     -----------     -----------     -----------
                                     (Unaudited)                     (Unaudited)
NET SALES                    $       678     $       669     $     1,990     $     2,139
                             -----------     -----------     -----------     -----------
COST AND EXPENSES
      Cost of products
       sold                          544             506           1,572           1,618
      Selling, general
       & administrative              265             291             822             851
      Depreciation and
       amortization                   17              17              49              56
                             -----------     -----------     -----------     -----------
      Total costs and
       expenses                      826             814           2,443           2,525
                             -----------     -----------     -----------     -----------

Loss before other
      income and expenses           (148)           (145)           (453)           (386)

Other income -
      Interest (net)                  21              15              62              54
      Gain on sales
       of stock                        3               9              16               9
                             -----------     -----------     -----------     -----------


Net loss before
      provision              $      (124)    $      (121)    $      (375)    $      (323)

Provision for taxes                 --              --                 1               1
                             -----------     -----------     -----------     -----------

Net loss                     $      (124)    $      (121)    $      (376)    $      (324)
                             ===========     ===========     ===========     ===========



PER SHARE INFORMATION:

Basic loss
      per share              $     (.04 )    $      (.04)    $      (.12)    $      (.10)
                             ===========     ===========     ===========     ===========

Diluted loss                 $     (.04 )    $      (.04)    $      (.12)    $      (.10)
                             ===========     ===========     ===========     ===========
      per share

Average number of
      common shares
      outstanding              3,128,000       3,128,000       3,128,000       3,128,000
                             ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                ($ in Thousands)
                                   (Unaudited)


                                                                 Nine Months Ended July 31,
                                                                 --------------------------
                                                                   2000               1999
                                                                 -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                   $  (376)          $  (324)
                                                                 -------           -------
      Adjustment to reconcile net loss
            to net cash used in
            operating activities:
            Depreciation and amortization                             49                55
            Changes in operating assets and liabilities:
            (Increase)Decrease in trade
            accounts receivable                                      (73)               82
            Decrease(Increase)in inventories                          41               (32)
            Decrease in other assets                                  10                37
            Increase (Decrease) in accrued expenses                  100               (82)
                                                                 -------           -------


      Net cash used in operating activities                         (249)             (264)
                                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                           (10)              (10)
      Proceeds from sale of marketable securities                    303               345
      Purchase of marketable securities                             (419)             (312)
                                                                 -------           -------

      Net cash (used in) provided by
            investing activities                                    (126)               23
                                                                 -------           -------


NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                                   (375)             (241)

CASH AND CASH EQUIVALENTS, beginning of period                     2,012             2,237
                                                                 -------           -------


CASH AND CASH EQUIVALENTS, end of period                         $ 1,637           $ 1,996
                                                                 =======           =======



   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the Nine Months Ended July 31, 2000
                                   (Unaudited)



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


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 2000 the Company had no investments that qualified as trading or held to maturity.

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

The Company has not used the hyperinflationary accounting standards in the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Transactions" for accounting of its subsidiary in Mexico. That subsidiary is part of the Maquiladora program, the purpose of which is to act as a manufacturing and assembly division of the Company at lower labor costs. Its largest asset is machinery and equipment carried on the Company's books at historical cost less straight-line depreciation. It does not sell merchandise in pesos.

NOTE E - MAJOR CUSTOMER

During the nine months ended July 31, 2000 the Company had two major customers which accounted for approximately $650,000 or 39% and $200,000 or 12% of sales. The loss of these customers would have a negative effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company's current ratio was 5.37 to 1 t July 31, 2000.


                                               07/31/00            10/31/99
                                             ----------          ----------
     Working capital                         $2,314,000          $2,769,000
     Current ratio                            5.37 to 1           7.45 to 1

     The Company's liquidity has been supplied from internally generated funds. The Company believes it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At July 31, 2000, the Company had no material commitments for capital expenditures.

     The Company has completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of this date, the company has not experienced any Year 2000 problems either internally or from outside sources.

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

     As reported in Certron's 10-K for fiscal 1999, a private label customer had requested a delay in shipment of private label merchandise totaling $225,000 that was to be shipped in the fourth quarter of fiscal 1999. The customer requested that due to a change in corporate planning coupled with a change in corporate ownership, the customer desired to pay a restocking charge rather than accept shipment. In the second quarter of 2000, Certron agreed to accept $75,000 as a restocking charge. As of this date none of the $75,000 has been allocated to costs of re-labeling and/or included in gross profit. The company is actively attempting to sell the merchandise and does not expect to incur a loss with respect to such merchandise, which can be sold outside of the United States without being relabeled. The foregoing is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward-looking statement. The factors which could cause actual results to differ include, among others, the ability of the Company to sell the merchandise outside the United States at a price in excess of its cost net of the restocking charge without being relabeled or within the United States as relabeled merchandise at a price which will exceed its costs net of the restocking charge.

     The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statue of limitation for eighteen (18) months, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement.

While the amount is not expected to be material, Certron Corporation is unable to estimate the costs that may be required to settle this matter. The financial statement of July 31, 2000 does not reflect a reserve for the potential expenditure. The Company is investigating the matter. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward-looking statement. The factors which could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter or a refusal by the government to settle based upon the amount of waste disposal by the Company.

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



RESULTS OF OPERATIONS



Third Quarter Fiscal 2000 compared to Third Quarter Fiscal 1999

     During the third quarter of fiscal 2000, the Company had a loss from operations of $148,000 and net loss of $124,000 on sales of $678,000 as compared to a loss from operations of $145,000 and net loss of $121,000 on sales of $669,000 during the third quarter of fiscal 1999. The net loss of $124,000 in the third quarter of fiscal 2000 as compared to the net loss of $121,000 in the third quarter of fiscal 1999 is due primarily to a decrease in gross profit of $29,000 offset by a decrease of $26,000 in selling, general and administrative expenses and depreciation.

     For the past several years the Company has not been successful in obtaining agreements to render a significant amount of assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility, and in June 1999 the Company began assembly work for another customer. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in the third quarter ending July 31, 2000 and are expected to make minor contribution for the remainder of fiscal year 2000. The foregoing statement is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward-looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of the customers; customers ceasing to do business with the Company; and general economic conditions.

     Net sales were $678,000 for the third quarter of 2000 as compared to net sales of $669,000 in the third quarter of 1999. The increase of $9,000 or 1.33% was the result of an increase in sales of custom assembly of $117,000 which was offset in part by a decrease in magnetic media product sales of $108,000.

     Even though net sales were up due to an increase in custom assembly, generally custom assembly sales do not create gross margins as great as magnetic media sales. Gross margins decreased by $29,000 for the quarter ended July 31, 2000, from $163,000 in the third quarter of fiscal 1999 to $134,000 in the third quarter of fiscal 2000. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the increase in net sales, cost of sales increased by $38,000 during the third quarter of fiscal 2000, from $506,000 in the third quarter of fiscal 1999 to $544,000 in the third quarter of fiscal 2000. This increase was offset by a decrease in selling, general and administrative and depreciation expenses by $26,000 during the third quarter of fiscal 2000 from $308,000 in the third quarter of fiscal 1999 to $282,000 in the third quarter of fiscal 2000. The Company has not recorded a provision for federal income tax for the third quarter of 1999 and 2000 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2000, the Company held common stocks that had a cost of approximately $182,000 and market value of approximately $171,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $11,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.


Nine Months Fiscal 2000 compared to Nine Months Fiscal 1999

     For the first nine months of fiscal 2000, the Company had a loss from operations of $453,000 and net loss of $376,000 on sales of $1,990,000 as compared to a loss from operations of $386,000 and a net loss of $324,000 on sales of $2,139,000 during the first nine months of fiscal 1999. The increase in net loss for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 of $52,000 is due primarily to the decrease in gross profit of $103,000, offset in part by an increase in gain on sales of stock investment of $7,000, an increase in interest income of $8,000 and by the decrease of $36,000 in selling and general expenses and depreciation over the first nine months of fiscal 2000.

     Net sales were $1,990,000 for the first nine months of 2000 as compared to net sales of $2,139,000 for the first nine months of 1999. The decrease of $149,000 or 7% was primarily the result of a decrease in sales of audio cassettes of $50,000, mini and micro cassettes of $151,000, and video cassettes of $190,000 which was offset in part by an increase in sales of other magnetic products of $52,000 and an increase in custom assembly of $190,000.

     Gross margins decreased by $103,000 for the first nine months of fiscal 2000, from $521,000 for the first nine months of fiscal 1999 to $418,000 for the first nine months of fiscal 2000. The primary reason for the decrease is due to decreased sales of magnetic media products.

     Due to the decrease in net sales, selling, general and administrative and depreciation expenses decreased by $36,000 during the first nine months of fiscal 2000 from $871,000 for the first nine months of fiscal 2000 compared to $907,000 for the first nine months of fiscal 1999.

     The Company has not recorded a provision for federal income tax for the first nine months of 2000 and 1999 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2000, the Company held common stocks which had a cost of approximately $182,000 and market value of approximately $171,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $11,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Forward-Looking Statements

     The Company's statements herein which are not historical facts, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from existing customers, the Company's ability to obtain additional customers and business, pricing factors and competition.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

PART II. OTHER INFORMATION.


Item 6.  Exhibit and Reports on Form 8-K


         (a)      Exhibits:

                  27 - Financial Data Schedule


         (b)      Reports on Form 8-K:

                  During the quarter ended July 31, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CERTRON CORPORATION




Date:       September 13,2000                  /s/ Jesse A. Lopez
         -----------------------               -------------------------------
                                               Jesse A. Lopez
                                               Controller
                                               (Principal Accounting Officer)






Date:       September 13,2000                  /s/ Marshall I. Kass
         -----------------------               -------------------------------
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