Form 10-K405
period 2000-10-31
CERTRON CORP
filed 2001-01-29
CIK 19002

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the fiscal year ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to ____________

                           Commission File No. 0-9081


                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)

              California                                       95-2461404
   -------------------------------                          ----------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation of organization)                         Identification No.)

        1545 Sawtelle Boulevard
        Los Angeles, California                                  90025
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (310) 914-0300

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
               None                                             None

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

The aggregate market value of registrant's voting stock held by non-affiliates as of January 24, 2001, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $566,087.

As of January 24, 2001, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE



The information called for by part III is incorporated by reference to registrant's definitive proxy statement which registrant intends to file pursuant to regulation 14A by a date no later than 120 days after October 31, 2000. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

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

        The following table sets forth, for the years ended October 31, 2000, 1999, and 1998, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 2000, 1999 and 1998 attributable to each of the Company's industry segments.

                                                                    Year ended October 31,
                                                            --------------------------------------
                                                             2000            1999             1998
                                                            ------          ------          ------
                                                                        (In Thousands)
Net sales to unaffiliated customers:
       Magnetic Media products                              $2,272          $2,765          $3,879
       Contract Assembly                                       412          $  130          $   52

Operating profit before general corporate expense:
       Magnetic Media products                              $  448          $  331          $  849
       Contract Assembly                                        84              31              20

Identifiable assets:
       Magnetic Media products                              $1,183          $1,220          $1,398
       Contract Assembly                                        24              20              22



Magnetic Media Products

       The Company's magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 2000, 1999 and 1998, net sales of the Company's magnetic media products were as follows:

                                                    Net Sales
                                      --------------------------------------
           Product                     2000            1999            1998
----------------------------          ------          ------          ------
Audio magnetic tape products          $1,843          $2,093          $3,256
Video cassettes                          429             672             623
                                      ------          ------          ------
                                      $2,272          $2,765          $3,879
                                      ======          ======          ======


       Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS video cassettes. The Company purchases substantially all of its products from sources both in the Far East and Mexico. Although the majority of purchases from the Far East are from one vendor, all the products produced by this vendor are available from other sources and the Company does not anticipate that it will be unable to obtain these products. Some audio cassette assembly and packaging (primarily of micro and mini cassettes) by the Company takes place at the facility operated by Certron in Mexicali, B.C., Mexico.

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

       For the fiscal year ended October 31, 2000, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 86% of the Company's total net sales of such magnetic media products. During fiscal 2000, the two largest single magnetic media customers accounted for $833,710 and $319,000 or 37% and 14% of total magnetic media sales, respectively. The loss of either of these customers would have a material adverse effect on the Company.

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

       For the past several years the Company has had difficulty in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty-day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility. In October 2000 the terms and conditions of this contract were changed. The contract now expires March 31, 2001. The Company began assembly work for two other customers in June and November, 1999 respectively. The Company is actively seeking other assemblies/manufacturing business to oversee. Although the existing arrangements have not had a material effect on the Company's sales or results of operations, they have made a minor contribution to the Company's gross margin in fiscal 2000 and are expected to make a minor contribution to the Company=s gross margins in fiscal 2001. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of the companies for which the Company renders assembly services, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

       Negotiations have recently taken place over the possible sale of Certron's contract assembly business with one of the Company's existing custom assembly clients. No terms have been agreed upon and there is no assurance that such negotiations will lead to a definitive contract.



Competition

       In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". The Company believes that the release of the digital video disk system and other digital products are having an adverse impact on the Company sales and, depending upon price and the amount of hardware sales, will have a material adverse impact on the Company's operations over the next few years. The foregoing statements concerning the effect of sales of digital products on the Company's operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and the price and availability of hardware for the use of such products.



Employees

       At January 1, 2001, Certron employed 94 people in its various operations, consisting of 82 people at its operations in Mexicali, B.C., Mexico, 4 people at its facility in Corona, California and 8 people at its facility in Los Angeles, California.

Item 2. Properties.

The principal office, assembling and warehousing facilities of the Company are as follows:

                           Approx. Area                            Approx.
Location                      Sq. ft.       Lease Expires        annual rent     Principal use
------------------------------------------------------------------------------------------------
422 N. Smith Avenue           17,186          8-31-03(1)           $82,000       Warehouse and
Corona, CA                                                                       packaging

1545 Sawtelle Blvd.            2,811          6-30-01(1)           $56,000       Administration
Los Angeles, CA

Calle Venus # 90
Parque Industrial             15,000         10-31-01              $66,000       Magnetic Media
Mexicali, B.C., Mexico                                                           assembly &
                                                                                 packaging
                                                                                 and contract
                                                                                 assembly and
                                                                                 manufacturing

----------------------------------------------

(1) 422 N. Smith Avenue is leased from Louart Corporation, a principal stockholder of Certron. 1545 Sawtelle Boulevard was leased from Louart Corporation from November 1, 1999 through June 30, 2000. Louart Corporation sold the building at 1545 Sawtelle Boulevard to an unrelated party on June 30, 2000.

       The Company believes that its facilities are maintained in satisfactory operating conditions and are adequate for its needs.


Item 3. Legal Proceedings.

       There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

       No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

       Prior to January 1998, Certron=s common stock was listed in the NASDAQ Small Cap Market. Certron's common stock ceased to be listed in the NASDAQ Small Cap market effective with the close of trading on January 2, 1998 due to the failure to maintain a minimum closing bid price of $1.00 per share or the alternative minimum market value public float required for continued listing. Since January 5, 1998, the common stock of the Company has traded in the NASDAQ Bulletin Board under the symbol CRTN.

       The following table shows the high and low bid quotations for such stock for each fiscal quarter during the fiscal years ended October 31, 1999 and October 31, 2000 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


       Fiscal period                            High          Low
       -------------                            ----          ---
       1999

       First quarter                           .3700         .3100
       Second quarter                          .4200         .2800
       Third quarter                           .3800         .2800
       Fourth quarter                          .3100         .2000


       2000

       First quarter                           .4200         .2400
       Second quarter                          .5100         .2800
       Third quarter                           .4000         .2812
       Fourth quarter                          .4000         .2812


       As of January 5, 2001, the approximate number of holders of record of the Company's Common Stock was 1,411. The Company has never paid a cash dividend on its Common Stock.

Item 6. Selected Financial Data

                          2000              1999              1998             1997             1996
                     ----------------------------------------------------------------------------------
Net Sales             $ 2,684,000       $ 2,895,000       $ 3,931,000      $ 4,988,000      $ 5,382,000
Net (loss)
   income before
   extraordinary
   credit             $  (441,000)      $  (460,000)      $    38,000      $    77,000      $    28,000
Net (loss)
   income             $  (441,000)      $  (460,000)      $    38,000      $    77,000      $    28,000
Net (loss)
   income per
   common share       $      (.14)      $      (.15)      $       .01      $       .02      $       .01
Total assets          $ 3,084,000       $ 3,446,000       $ 3,950,000      $ 4,063,000      $ 4,062,000
Long-term debt                 --                --                --               --               --
Working capital       $ 2,224,000       $ 2,769,000       $ 3,055,000      $ 2,839,000      $ 2,791,000
Stockholders'
   equity             $ 2,550,000       $ 3,017,000       $ 3,445,000      $ 3,450,000      $ 3,355,000


       No cash dividends have been paid during the five-year period ended October 31, 2000.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

       As demonstrated by the following chart, the Company's working capital decreased at October 31, 2000 as compared to that at October 31, 1999. The decrease in cash flow from operations in fiscal 2000 was primarily the result of a decrease in sales. Accounts receivable increased by $35,000; inventories decreased by $15,000; cash decreased by $453,000; and other current assets decreased by $7,000. Accounts payable and accrued expenses increased by $105,000.

                                                          October 31
                                    -------------------------------------------------------
                                        2000                  1999                  1998
                                    -----------           -----------           -----------
Working Capital                     $ 2,224,000           $ 2,769,000           $ 3,055,000
Current Ratio                         5.16 to 1             7.45 to 1             7.05 to 1
Cash Flows from Operations          $  (276,000)          $  (326,000)          $   339,000

       The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At October 31, 2000, the Company had no material commitments for capital expenditures.

       The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of this date, the Company has not experienced any Year 2000 or 2001 problems either internally or from outside sources.

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



Results of Operations


Fiscal 2000 Compared to Fiscal 1999

       During fiscal 2000, the Company had a loss from operations of $563,000 and net loss of $441,000 on sales of $2,684,000 as compared to a loss from operations of $537,000 and net loss of $460,000 for fiscal 1999 on sales of $2,895,000. Gross profit decreased by $135,000 between fiscal 2000 and fiscal 1999. Selling, general and administrative expenses decreased by $101,000, depreciation and amortization expense decreased by $8,000,interest income increased by $30,000 and realized gain on marketable securities increased by $15,000.

       Sales of magnetic media products were $2,272,000 in fiscal 2000 as compared to $2,765,000 in fiscal 1999. The decrease of 17.8% was primarily the result of the decrease in sales of micro cassettes by $266,000 and decrease in sales of video cassettes by $202,000.

       Total gross margin as a percentage of net sales was 20.6% in fiscal 2000 and 23.7% in fiscal 1999. Due primarily to reduced sales in magnetic media and increased sales in custom assembly having lower margins, margins decreased by $135,000 (19.7%) in fiscal 2000. Margins in fiscal 2000 were $552,000 and in fiscal 1999 were $687,000. As described below under "Results of Operations -- Fiscal 1999 Compared to Fiscal 1998", in the fourth quarter of fiscal 1999, a private label customer requested a delay in shipment of private label merchandise totaling $225,000 that was to be shipped in the fourth quarter of fiscal 1999. Subsequently, the customer requested that due to a change in corporate planning coupled with a change in corporate ownership, the customer desired to pay a restocking charge rather than accept shipment. In the second quarter of fiscal 2000, Certron agreed to accept $75,000 as a restocking charge which as a result of inventory write downs and reserves in connection with this transaction did not effect gross profit during fiscal 2000. The company has been actively attempting to sell the merchandise and does not expect to incur a loss with respect to such merchandise. The foregoing is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward forward-looking statement. The factors which could cause actual results to differ include, among others, the ability of the Company to sell the merchandise outside the United States at a price in excess of its cost net of the restocking charge without being relabeled or within the United States as relabeled merchandise at a price which will exceed its costs net of the restocking charge.

       Selling, general and administrative expense decreased by $101,000 during fiscal 2000 from $1,151,000 in 1999 to $1,050,000 in 2000. The decrease was primarily due to a decrease in personnel by $65,000, decrease in advertising expense by $91,000, decrease in travel expenses by $14,000, increase in other expenses by $8,000 and increase in severance pay by $61,000.

       Interest income increased by $30,000 in fiscal 2000 due to the decrease in interest expense and a receipt of interest income from a contract assembly customer.

       For the past several years the Company has had difficulty in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility and in October 2000 the terms and conditions of this contract were changed. The contract now expires March 31, 2001. In June 1999 and November 1999 respectively, the Company began assembly work for two other customers. The Company is actively seeking other assembly/manufacturing business to oversee. Although none of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 2000 and are expected to make a minor contribution to the Company=s gross margins in fiscal 2001. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of any of the customers, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

       During fiscal 2000, the Company invested cash not needed in operations, in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 2000, the Company held common stocks which had a cost of approximately $232,000 and market value of approximately $200,000.

       In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $32,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 2 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

       Sales for the first two months of the first quarter of fiscal 2001 were down approximately $37,000 compared to sales for the first two months of the first quarter of fiscal 2000. The Company expects net sales for the first quarter of fiscal 2001 to be less than the comparable quarter of fiscal 2000 and a loss for the first quarter of fiscal 2001 is anticipated. The Company cannot predict the profit or loss picture for the balance of fiscal 2001.



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

       Total gross margin as a percentage of net sales was 23.7% in fiscal 1999 and 29.6% in fiscal 1998. This change was due to decrease in cost of audio cassettes and a sale made to a Canadian company, which the Canadian company felt the price quoted was in Canadian dollars rather than U.S. dollars. In order to avoid costly litigation, a compromise was reached for a reduced sales price which caused a decrease in the gross margins. Due primarily to reduced sales, margins decreased by $476,000 (40.9%) in fiscal 1999. Margins in fiscal 1999 were $687,000 and in fiscal 1998 were $1,163,000.

       Selling, general and administrative expense decreased by $42,000 during fiscal 1999 from $1,193,000 in 1998 to $1,151,000 in 1999. The decrease was due to a decrease in personnel by $92,000, net recovered bad debts of $26,000, other expenses by $11,000, offset by an increase in advertising expense of $87,000.

       Interest income decreased by $53,000 in fiscal 1999 due to the decrease in cash and cash equivalents. Interest income in fiscal 1998 was $128,000 compared to $75,000 in fiscal year 1999.

       Sales in the fourth quarter of fiscal 1999 were lower than anticipated due to the fact that a private label customer delayed the delivery on $225,000 worth of merchandise. The customer has advised the Company that the merchandise is expected to be shipped within in the first six months of fiscal year 2000.

       For the past several years the Company has not been successful in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company and, in addition, signed a second contract as of May 1, 1999 for a period of two years to package and assemble products at Certron=s Mexicali, Mexico facility. In May 1999, the agreement to oversee the Mexicali operations of a United States Company was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. The Company began assembly work for a third customer on June 1, 1999. The Company started assembly/repair work for a fourth company in November, 1999. The

Company is actively seeking other assembly/manufacturing business to oversee. Although neither or both of these existing arrangements are expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 1999 and are expected to make a minor contribution to the Company=s gross margins in fiscal 2000. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of either of the companies, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

       During fiscal 1999, the Company invested cash not needed in operations, in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 1999, the Company held common stocks which had a cost of approximately $66,000 and market value of approximately $60,000.

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

       Sales for the first two months of the first quarter of fiscal 2000 were down approximately $33,000 compared to sales for the first two months of the first quarter of fiscal 1999. Although the Company expects that net sales for the first quarter of fiscal 2000 will be less than the comparable quarter of fiscal 1999 and a loss for the first quarter of fiscal 2000 is anticipated. The Company cannot predict the profit or loss picture for the balance of fiscal 2000.



Forward-Looking Statements

       Certain statements herein, including statements as to the Company's anticipation that sales will decline and a loss incurred in the first quarter of the 2001 fiscal year and the Company's uncertainty as to its outlook for fiscal 2001 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the Company's ability to obtain additional customers and business, pricing factors and competition.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

Item 8. Financial Statements and Supplementary Data.




                   (Letterhead of Beckman Kirkland & Whitney)



               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Certron Corporation
Los Angeles, California

We have audited the accompanying balance sheet of Certron Corporation as of October 31, 2000, and the related statements of operations, stockholders equity, and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation as of October 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



BECKMAN KIRKLAND & WHITNEY
Agoura Hills, California
January 16, 2001

           [Letterhead of Singer, Lewak, Greenbaum & Goldstein L.L.P.]



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation and subsidiary as of October 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years ended October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 15, 1999

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                    October 31,
                                                           -----------------------------
   ASSETS                                                      2000              1999
   ------                                                  -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                               $ 1,559,000       $ 2,012,000
   Trade accounts receivable, less allowance
   for doubtful accounts of $44,000 in 2000
   and 1999                                                    313,000           278,000
   Inventories:
       Finished products                                       564,000           605,000
       Work in process                                          26,000            28,000
       Raw materials                                           201,000           173,000
                                                           -----------       -----------
             Total inventories                                 791,000           806,000
   Other current assets                                         95,000           102,000
                                                           -----------       -----------
             Total current assets                            2,758,000         3,198,000
                                                           -----------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Machinery and equipment                                     328,000           327,000
   Dies and molds                                              317,000           317,000
   Furniture, fixtures and leasehold improvements              316,000           306,000
                                                           -----------       -----------
                                                               961,000           950,000
       Less accumulated depreciation
             and amortization                                 (859,000)         (794,000)
                                                           -----------       -----------

             Net Equipment and Leasehold Improvements          102,000           156,000
                                                           -----------       -----------
MARKETABLE SECURITIES                                          200,000            60,000
OTHER ASSETS                                                    24,000            32,000
                                                           -----------       -----------
                                                           $ 3,084,000       $ 3,446,000
                                                           ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $        --       $        --
   Accrued advertising                                          86,000           136,000
   Accrued professional fees                                    41,000            28,000
   Accrued payroll and related items                           226,000           165,000
   Other accrued expenses                                      181,000           100,000
                                                           -----------       -----------
       Total current liabilities                               534,000           429,000
                                                           -----------       -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value, authorized
   500,000 shares, no shares issued and outstanding
   Common stock, no par value; stated value $1 per
   share; authorized 10,000,000 shares; issued and
   outstanding, 3,128,000 shares(2000 and 1999)              3,128,000         3,128,000
   Additional paid-in capital                                1,824,000         1,824,000
   Net unrealized loss on marketable
   equity securities                                           (32,000)           (6,000)
   Accumulated deficit                                      (2,370,000)       (1,929,000)
                                                           -----------       -----------
         Total Stockholders' Equity                          2,550,000         3,017,000
                                                           -----------       -----------
                                                           $ 3,084,000       $ 3,446,000
                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                      Year Ended October 31,
                                         -----------------------------------------------
                                             2000              1999              1998
                                         -----------       -----------       -----------
NET SALES                                $ 2,684,000       $ 2,895,000       $ 3,931,000

COSTS AND EXPENSES:
      Cost of products sold                2,132,000         2,208,000         2,768,000
      Selling, general and
      administrative                       1,050,000         1,151,000         1,193,000
      Depreciation and amortization           65,000            73,000            66,000
                                         -----------       -----------       -----------

                                           3,247,000         3,432,000         4,027,000

LOSS FROM OPERATIONS                        (563,000)         (537,000)          (96,000)

OTHER INCOME (EXPENSE)
      Realized gain on marketable
         equity securities                    18,000             3,000             7,000
      Interest Income (net)                  105,000            75,000           128,000
                                         -----------       -----------       -----------

(LOSS) INCOME BEFORE PROVISION
      FOR TAXES                             (440,000)         (459,000)           39,000

PROVISIONS FOR TAXES                           1,000             1,000             1,000
                                         -----------       -----------       -----------

NET (LOSS) INCOME                        $  (441,000)      $  (460,000)      $    38,000
                                         ===========       ===========       ===========


Net (loss) income per share              $      (.14)      $      (.15)      $       .01
                                         ===========       ===========       ===========

Weighted average common shares
      outstanding                          3,128,000         3,128,000         3,128,000
                                         ===========       ===========       ===========


COMPREHENSIVE INCOME:

      Unrealized (Loss)Gain on
      marketable equity securities       $   (26,000)      $    32,000       $   (43,000)

      Net (Loss)Income                      (441,000)         (460,000)           38,000
                                         -----------       -----------       -----------

COMPREHENSIVE LOSS                       $  (467,000)      $  (428,000)      $    (5,000)
                                         ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                              Net
                                                                          Unrealized
                                                                            (Loss)
                                                                            Gain on
                                    Common Stock            Additional    Marketable
                             --------------------------       paid-in        Equity        Accumulated
                               Shares          Amount         capital      Securities        deficit            Total
                             ---------       ----------     ----------    -----------      -----------       ----------
BALANCE October 31, 1997     3,128,000       $3,128,000      $1,824,000      $ 5,000       $(1,507,000)      $3,450,000

 Unrealized Loss on
 Marketable Securities                                                       (43,000)                           (43,000)

 Net Income                                                                                     38,000           38,000
                             ---------       ----------      ----------      -------       -----------       ----------


BALANCE October 31, 1998     3,128,000       $3,128,000      $1,824,000     $(38,000)      $(1,469,000)      $3,445,000

 Unrealized Gain on
 Marketable Securities                                                        32,000                             32,000

 Net Loss                                                                                     (460,000)        (460,000)
                             ---------       ----------      ----------      -------       -----------       ----------


BALANCE October 31, 1999     3,128,000       $3,128,000      $1,824,000     $( 6,000)      $(1,929,000)      $3,017,000

Unrealized Loss on
 Marketable Securities                                                       (26,000)                           (26,000)

 Net Loss                                                                                     (441,000)        (441,000)
                             ---------       ----------      ----------      -------       -----------       ----------


BALANCE October 31, 2000     3,128,000       $3,128,000      $1,824,000     $(32,000)      $(2,370,000)      $2,550,000


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended October 31,
                                                        -----------------------------------------------
                                                           2000               1999              1998
                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                       $(  441,000)      $(  460,000)      $    38,000
                                                        -----------       -----------       -----------

Adjustments to reconcile net (loss)
   income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                             65,000            73,000            66,000
   Changes in operating assets and
   liabilities:
      (Increase) Decrease in trade
        accounts receivable                                 (35,000)           45,000           195,000

      Decrease in inventories                                15,000            72,000           202,000
    Decrease (Increase)in other assets                       15,000            20,000           (54,000)
    Increase in accounts payable                                 --                --                --
    Increase (Decrease)
         in accrued expenses                                105,000           (76,000)         (108,000)
Total adjustments                                           165,000           134,000           301,000

   Net cash (used in)provided by
      operating activities                                 (276,000)         (326,000)          339,000
                                                        -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for equipment and
      leasehold improvements                                (11,000)          (10,000)          (77,000)
   Proceeds from sale of marketable
      Securities                                            326,000           468,000           580,000
   Purchase of marketable securities                       (492,000)         (357,000)         (717,000)
  Decrease in notes receivable                                   --                --           326,000
                                                        -----------       -----------       -----------
   Net cash (used in) provided by
      investing activities                                 (177,000)          101,000           112,000
                                                        -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                    (453,000)         (225,000)          451,000

CASH AND CASH EQUIVALENTS,
   beginning of year                                      2,012,000         2,237,000         1,786,000
                                                        -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
   end of year                                          $ 1,559,000       $ 2,012,000       $ 2,237,000
                                                        ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

   Cash paid during the year for:
   Interest                                             $        --       $    12,000       $    14,000
   Income taxes                                         $     1,000       $     1,000       $     1,000


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


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

   The Company has not used the hyperinflationary accounting standards in SFAS 52 for accounting for its subsidiary in Mexico. That subsidiary is part of the Maquiladora program, the purpose of which is to act as a manufacturing and assembly division of the Company at lower labor cost. Its largest asset is machinery and equipment carried on the Company's books at historical cost less straight-line depreciation. It does not sell merchandise for pesos.

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

   Marketable Equity Securities

   Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 2000, the Company had no investments that qualified as trading or held to maturity.

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

   Concentrations and Uncertainties

   For fiscal year 2000, the Company's ten largest customers accounted for approximately 86% of the Company's net sales. Two of these customers accounted for 37% and 14% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term affect on the Company's financial position, results of operations and cash flows.

   The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its products. There are substantial competitors in each of the Company's markets that have greater resources than the Company in order to gain more recognition.

   The Company purchases substantially all of its materials for audio and video cassettes from sources both in the Far East and Mexico. All of the Company=s manufacturing activities are conducted in Mexico.

   Recently Issued Accounting Pronouncement

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



Note 2 - Marketable Securities

     The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 1999 and 2000. The investments in equity securities at October 31, 1999 had an original cost of $66,000 and a fair value of $60,000, resulting in gross unrealized loss of $14,000 and gross unrealized gain of $8,000 respectively. The investments in equity securities at October 31, 2000 have an original cost of $232,000 and a fair value of $200,000, resulting in gross unrealized loss of $48,000 and gross unrealized gain of $16,000, respectively.



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


                                       Options
                                      available             Options
                                         for              granted and
    1983 Stock Option Plan              grant             outstanding           Price Range
    ----------------------            ---------           -----------           -----------
   Balance, October 31, 1995             --                 124,000            $.968 - $1.50
   Canceled                              --                 (60,000)               $.968
                                       -------              -------

   Balance, October 31, 1996                                 64,000            $.968 - $1.66

   Canceled                                                 (44,000)               $.968
                                       -------              -------

   Balance, October 31, 1997             --                  20,000            $1.50 - $1.66
   Canceled                                                 (20,000)           $1.50 - $1.66
                                       -------              -------

   Balance, October 31, 1998             --                    --
                                       =======              =======


                                        Options
                                       available           Options
   Executive Stock                        for            granted and
     Option Plan                         grant           outstanding         Price Range
   ---------------                     ---------         -----------         -----------
   Balance, October 31, 1995            230,000             70,000        $0.810 - $1.375

   Granted                              (64,500)            64,500              $1.000
   Canceled                              30,000            (30,000)             $1.375
                                         ------            -------

   Balance, October 31, 1996            195,500            104,500        $0.810 - $1.375

   Granted                              (64,500)            64,500              $1.000
   Canceled                                 500               (500)             $1.000
                                        -------            -------

   Balance, October 31, 1997            131,500            168,500        $0.810 - $1.375
   Canceled                              30,000            (30,000)             $1.375
                                        -------            -------

   Balance, October 31, 1998            161,500            138,500        $0.810 - $1.000

   Canceled                              20,000            (20,000)       $0.810 - $1.000
                                        -------            -------

   Balance, October 31, 1999            181,500            118,500              $1.000

   Granted                              (62,000)            62,000              $1.000
                                       --------             ------

   Balance October 31, 2000             119,500            180,500              $1.000
                                        =======           ========



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

                                                                      October 31,
                                                                         2000
                                                                      -----------
   Net Loss as reported                                              ($441,000)
   Loss, pro forma                                                    (442,000)
   Loss per share as reported                                             (.14)
   Loss per share, pro forma                                              (.14)

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

                                                                       1997
                                                                       ----
   Risk free interest rate                                              5.8%
   Expected lives (years)                                               5
   Expected volatility                                                 26.0%
   Expected dividends                                                 $ 0


   The weighted-average fair value of options granted during the year ended October 31, 2000 was $0.02. The exercise price of the options granted is $1.00, and the market price on the date of grant was $0.375. There were 62,000 options granted during the year ended October 31, 2000.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single measure of the fair value of its employee stock options.

   At October 31, 2000, there were 180,500 options granted and outstanding, of which 118,500 were exercisable. These options had a weighted average remaining contractual life of two years. The weighted average exercise price of the options outstanding and exercisable was $1.00.

   There were 62,000 options granted in year ended October 31, 2000.

Note 4 - Taxes on Income

   The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

   A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                     Year Ended October 31,
                                  ----------------------------
                                  2000        1999        1998
                                  ----        ----        ----
Statutory rate                    34.0%       34.0%       34.0%
State taxes, net of federal
   benefit                        (0.2%)       2.1%        2.1%
Unrecognized benefit of
   net operating losses          (34.0%)     (34.0%)     (34.0%)
                                  ----        ----        ----

Effective tax rate                (0.2%)       2.1%        2.1%
                                  ====        ====        ====

   For federal income tax return purposes, net operating losses of approximately $2,770,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $207,000 expire beginning October 31, 2002.

   Significant components of the Company's deferred tax asset consist of the following:

                                                           October 31,     October 31,
                                                              2000             1999
                                                           ----------       ---------
      Net operating loss carry forward                     $  960,000       $ 797,000
      State Taxes                                              32,000          28,000
      Vacation and severance accruals                          88,000          71,000
      Allowance for bad debts                                  18,000          19,000
      Inventory                                               140,000         114,000
      Depreciation                                             24,000          20,000
      Loss on marketable equity
         securities                                           142,000         141,000
                                                           ----------       ---------
         Total deferred tax assets                          1,404,000       1,190,000
      Valuation allowance for deferred
         tax assets                                        (1,404,000)     (1,190,000)
                                                           ----------       ---------
                                                           $       --      $       --
                                                           ==========       =========

   The deferred tax assets have been offset in their entirety by a valuation allowance due to the uncertainty of their realization.



Note 5 -- Commitments and Contingencies

   Operating Leases -

   The Company leases office, production and warehouse facilities under long-term operating leases. Aggregate minimum net lease payments under non-cancelable operating leases as of October 31, 2000, are $244,946.

   Total rental expense charged to operations amounted to $204,000, $201,000, and $207,000, for the years ended October 31, 2000, 1999, and 1998 respectively. Rent paid to Louart for the years ended October 31, 2000, 1999 and 1998 totaled $118,633, $135,000, and $147,000 respectively.

   Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

   Employment Contract -

   On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal years ended October 31, 1996 and October 31, 1997, the Chairman and CEO voluntarily reduced his compensation to $184,000, in fiscal year ended October 31, 1998 to $160,000, in fiscal year ended October 31, 1999 to $153,000 and in fiscal year ended October 31, 2000 to $139,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31, 2001.

   Contingencies --

   The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.


Note 6 - Industry Segment Information

   The Company operates principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products.

   Sales to two single customers in the magnetic media products field accounted for $1,152,000 (50.7% of total magnetic media sales) in 2000, $1,227,000
   (44.4% of total magnetic media sales) in 1999; $1,662,000 (42.8% of total magnetic media sales) in 1998. Receivables from these customers totaled $80,000 and $49,000,respectively at October 31, 2000.

   Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.

    Financial information for 2000, 1999 and 1998 by industry segment, is summarized as follows:


                                               2000              1999              1998
                                           -----------       -----------       -----------
 Net sales to unaffiliated customers:
   Magnetic media products                 $ 2,272,000       $ 2,765,000       $ 3,879,000
   Contract assembly                           412,000           130,000            52,000
                                           -----------       -----------       -----------

   Consolidated                            $ 2,684,000       $ 2,895,000       $ 3,931,000
                                           ===========       ===========       ===========

 Operating profit:
   Magnetic media products                 $   448,000       $   331,000       $   849,000
   Contract assembly                            84,000            31,000            20,000
                                           -----------       -----------       -----------
                                               532,000           362,000           869,000

 General corporate expenses                 (1,095,000)         (899,000)         (965,000)
 Realized gain & loss on
   marketable securities                        18,000             3,000             7,000
Interest expense                                    --           (12,000)          (14,000)
 Other income-interest                         105,000            87,000           142,000
                                           -----------       -----------       -----------
 (Loss) income before taxes on
   income(benefit) and
   extraordinary credit                   $(   440,000)     $(   459,000)      $    39,000
                                           ===========       ===========       ===========

 Identifiable assets:
   Magnetic media products                 $ 1,183,000       $ 1,220,000       $ 1,398,000
   Contract assembly                            24,000            20,000            22,000
                                           -----------       -----------       -----------
      Total identifiable asset               1,207,000         1,240,000         1,420,000

 General corporate assets                    1,877,000         2,206,000         2,530,000
                                           -----------       -----------       -----------

      Total assets                         $ 3,084,000       $ 3,446,000       $ 3,950,000
                                           ===========       ===========       ===========

 Depreciation and amortization:
   Magnetic media products                 $    65,000       $    73,000       $    66,000
   Contract assembly                                --                --                --
                                           -----------       -----------       -----------

      Total depreciation and
      amortization                         $    65,000       $    73,000       $    66,000
                                           ===========       ===========       ===========

 Capital expenditures:
   Magnetic media products                 $    11,000       $    10,000       $    77,000
   Contract assembly                                --                --                --
                                           -----------       -----------       -----------

      Total capital expenditures           $    11,000       $    10,000       $    77,000
                                           ===========       ===========       ===========

    Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $498,000
(2000), $269,000 (1999), and $367,000 (1998). The net book value of tangible identifiable assets of the subsidiary amounted to $24,000 at October 31, 2000.



Note 7 - Related Party Transactions

    The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

    The payments made to Louart for these items are as follows:

           2000             $250,008
           1999             $274,000
           1998             $291,000



Note 8 - Cash

    The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2000, uninsured portions of balances held at those banks aggregated to $1,040,000.



Note 9 -- Year 2000 Issue

    The Company completed its Year 2000 compliance program during the last quarter of fiscal 1999, and its total expenditure on such program was $91,000. As of this date, the Company has not experienced any Year 2000 or 2001 problems either internally or from outside sources.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


    A change in the Company's independent accountant engaged to audit the Company's financial statement during the fiscal year ended October 31, 2000 was previously reported.

    On June 19, 2000, the Board of Directors of the Company, which included all members of its Audit Committee voting in the affirmative, authorized that the firm of Beckman Kirkland & Whitney be retained to audit the financial statements of the Company for fiscal 2000, replacing the firm Singer, Lewak, Greenbaum & Goldstein LLP.

    In connection with the audits of the Company for the two prior fiscal years, there was no adverse opinion or a disclaimer or opinion nor was the prior auditors' report qualified or modified as to uncertainty, audit scope, or accounting principles.

    During such two prior fiscal years and the subsequent interim period preceding such change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in its report.

    There were no "reportable events", as defined in paragraph (a)(1)(v) of Item 304 of Regulation S-K, during the two most recent fiscal years as to which the former auditors performed an audit or during the subsequent period preceding the change.

    Prior to the engagement of the firm of Beckman Kirkland & Whitney, neither the Company nor any one acting on its behalf consulted such accounting firm regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any disagreements with the prior accountants, as to which there were none as indicated above.

                                    PART III



    The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 2000, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.

                                     PART IV




Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.



(a) 1.FINANCIAL STATEMENTS

       The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:


       Report of Independent Certified Public Accountants -
           Beckman Kirkland & Whitney                                        11
      Report of Independent Certified Public Accountants -
           Singer, Lewak, Greenbaum and Goldstein                            12
       Consolidated balance sheets - October 31, 2000 and 1999               13
       Consolidated statements of operations - years ended
           October 31, 2000, 1999 and 1998                                   14
       Consolidated statements of stockholders' equity - years
           ended October 31, 2000, 1999 and 1998                             15
       Consolidated statements of cash flows - years ended
           October 31, 2000, 1999 and 1998                                   16
       Notes to consolidated financial statements                            17


  2.FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and qualifying accounts                       30


       All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.     EXHIBITS


       3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on form 10-K for the year ended October 31, 1981 and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17, 1988).

       3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

       *10.1 Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

       *10.2 Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).

       *10.3 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).

       *10.4 Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

       *10.5 Amendment to Employment Agreement between Registrant and Marshall
I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1998).

       21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31, 1981).

       23.1 Beckman Kirkland & Whitney consent.

       23.2 Singer, Lewak, Greenbaum and Goldstein LLP consent.

       27   Financial Data Schedule.

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 2000, Registrant filed a Current Report on Form 8K dated September 26, 2000 reporting on Item 4 -- Changes in Registrant's Certifying Accountants, as amendment to that report on Form 8K/A dated September 28, 2000 filing and exhibit under Item 7 -- Financial Statements and Exhibits and a further amendment to that report on Form 8K/A dated November 20, 2000 amending Item 4 and filing an exhibit under Item 7.

                       CERTRON CORPORATION AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                       Balance at      Additions       Balance of        Balance at
                                       beginning       charged to       accounts           end of
Classifications                        of period        expense        written off         period
---------------                        ---------        -------        -----------       ----------
YEAR ENDED OCTOBER 31, 2000
    Allowance for doubtful
    accounts                           $46,000            $0            $2,000            $44,000
                                       =======            ==            ======            =======

YEAR ENDED OCTOBER 31, 1999
    Allowance for doubtful
    accounts                           $46,000            $0            $    0            $46,000
                                       =======            ==            ======            =======

YEAR ENDED OCTOBER 31, 1998
    Allowance for doubtful
    accounts                           $50,000            $0            $4,000            $46,000
                                       =======            ==            ======            =======

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 25, 2001

                                            CERTRON CORPORATION


                                            By /s/  MARSHALL I. KASS
                                               ---------------------------------
                                            Marshall I. Kass
                                            Chairman of the Board and
                                            Chief Executive and
                                            Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                       Date
---------                      -----                                       ----
/s/ MARSHALL I. KASS           Chairman of the Board and                   January 25, 2001
--------------------------     Chief Executive Officer and Director
Marshall I. Kass               (Principal Executive Officer and
                               Principal Financial Officer)



/s/ JONATHAN F. KASS           President and Director                      January 25, 2001
--------------------------
Jonathan F. Kass



/s/ MICHAEL S. KASS            Executive Vice President and                January 25, 2001
--------------------------     Director
Michael S. Kass



/s/ SUSAN E. KASS              Secretary-Treasurer and                     January 25, 2001
--------------------------     Director
Susan E. Kass



/s/ JESSE A. LOPEZ             Corporate Controller and Director           January 25, 2001
--------------------------     (Principal Accounting Officer)
Jesse A. Lopez



/s/ROGELIO BUENROSTRO          Manager and Chief Executive                 January 25, 2001
--------------------------     Officer-Certron, Mexicali
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

*10.1        Registrant's 1989 Stock Option Plan (incorporated by reference to
             Exhibit "B" to Registrant's Proxy Statement dated February 21,
             1989).

*10.2 Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on form
             10-K for the year ended October 31, 1995).

*10.3        Form of Indemnification Agreement between Registrant and its
             Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated
             February 17, 1988).

*10.4        Employment Agreement effective as of November 1, 1993 between
             Registrant and Marshall I. Kass (incorporated by reference to
             Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

*10.5        Amendment to Employment Agreement between Registrant and Marshall
             I. Kass dated November 1, 1998 (incorporated by reference to
             Exhibit 10.8 to Registrant's Annual Report on Form 10K for the fiscal year ended October 31, 1998).

 21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on Form 10-K for the year ended
             October 31, 1981).

 23.1        Beckman Kirkland & Whitney consent.

 23.2        Singer, Lewak, Greenbaum and Goldstein LLP consent.

* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K