Form 10-K/A
period 2000-10-31
CERTRON CORP
filed 2001-02-27
CIK 19002

                                   FORM 10-K/A
                                (First Amendment)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended October 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________
                                   -----------

                           Commission File No. 0-9081

                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                            95-2461404
----------------------------------------                ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

          1545 Sawtelle Boulevard
       Los Angeles, California                                   90025
----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (310) 914-0300

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
    Title of each class                           on which registered
    -------------------                          ----------------------
           None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of registrant's voting stock held by non-affiliates as of January 24, 2001, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $566,087.

As of January 24, 2001, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2001.

                                            CERTRON CORPORATION



                                            By:  /s/ Marshall I. Kass
                                                 -------------------------------
                                                 Marshall I. Kass
                                                 Chairman of the Board and
                                                 Chief Executive Officer