Form 10-Q
period 2001-01-31
CERTRON CORP
filed 2001-03-13
CIK 19002

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       January 31, 2001
                                         --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________


Commission File No.:    09081
                     ---------


                               CERTRON CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)



         CALIFORNIA                                            95-2461404
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



1545 Sawtelle Boulevard, Los Angeles, CA                          90025
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)



Registrant's telephone number, including area code:       (310) 914-0300
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
Yes  [X]   No  [ ]
    -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


     3,128,306 shares of Common Stock, without par value, as of March 1, 2001
     ------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                ($ in Thousands)


                                                            January 31,    October 31,
                  ASSETS                                       2001           2000
-------------------------------------                     ------------    ------------
                                                           (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                               $ 1,616         $ 1,559
      Trade accounts receivable, net                              313             313
      Inventories:
            Finished products                                     560             564
            Raw materials                                         198             201
            Work in process                                        19              26
                                                              -------         -------
                   Total inventories                              777             791
      Other current assets                                         82              95
                                                              -------         -------
            Total current assets                                2,788           2,758
                                                              -------         -------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
      Machinery and equipment                                     295             328
      Dies and molds                                              317             317
      Furniture, fixtures and
            leasehold improvements                                175             316
                                                              -------         -------
                                                                  787             961
                   Less accumulated depreciation
                       and amortization                          (700)           (859)
                                                              -------         -------
                   Net equipment and leasehold
                       improvements                                87             102
                                                              -------         -------

MARKETABLE SECURITIES                                              77             200

OTHER ASSETS                                                       22              24
                                                              -------         -------

            TOTAL ASSETS                                      $ 2,974         $ 3,084
                                                              =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
      Accrued advertising                                     $   108         $    86
      Accrued professional fees                                    34              41
      Accrued payroll and related items                           220             226
      Other accrued expenses                                      164             181
                                                              -------         -------
            Total current liabilities                             526             534
                                                              -------         -------
STOCKHOLDERS' EQUITY:
      Preferred Stock, $1.00 par value,
            authorized 500,000 shares, no
            shares issued and outstanding
      Common stock, $1.00 par value;
            authorized 10,000,000 shares;
            issued and outstanding 3,128,000                    3,128           3,128
      Additional paid-in capital                                1,824           1,824
      Net unrealized loss on marketable
            equity securities                                     (12)            (32)
            Accumulated deficit                                (2,492)         (2,370)
                                                              -------         -------
            Total stockholders' equity                          2,448           2,550
                                                              -------         -------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,974         $ 3,084
                                                              =======         =======


The accompanying notes are integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)


                                                      For the Three Months Ended January 31,
                                                      --------------------------------------
                                                           2001                   2000
                                                        -----------           -----------
NET SALES                                               $       599           $       623
                                                        -----------           -----------
COST AND EXPENSES
      Cost of products sold                                     488                   492
      Selling, general & administrative                         245                   277
      Depreciation and amortization                              14                    16
                                                        -----------           -----------
      Total costs and expenses                                  747                   785
                                                        -----------           -----------

Loss before other income and expenses                          (148)                 (162)

Realized gain on Marketable Securities                            5                     1

Other income - Interest (net)                                    22                    21
                                                        -----------           -----------

Net loss before provision for income taxes              ($      121)          ($      140)

Provision for taxes                                               1                     0
                                                        -----------           -----------

Net loss                                                ($      122)          ($      140)

OTHER COMPREHENSIVE INCOME(LOSS):

Unrealized gain(loss) on Marketable Securities                   20                    (7)
                                                        -----------           -----------

Comprehensive loss                                      ($      102)          ($      147)
                                                        ===========           ===========
PER SHARE INFORMATION:

Basic net loss per share                                ($      .04)          ($     0.04)
                                                        ===========           ===========

Diluted net loss per share                              ($      .04)          ($     0.04)
                                                        ===========           ===========

Weighted average number of common shares
      outstanding                                         3,128,000             3,128,000
                                                        ===========           ===========


The accompanying notes are integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                              Three Months Ended January 31,
                                                              ------------------------------
                                                                   2001             2000
                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                    ($  122)          ($  140)
                                                                  -------           -------
      Adjustment to reconcile net loss
            to net cash used in
            operating activities:
            Depreciation and amortization                              15                16
            Changes in operating assets and liabilities:
            Decrease in trade accounts
              receivable                                                0                51
            Decrease (Increase) in inventories                         14              (177)
            Decrease(Increase)in other assets                          15               (34)
            (Decrease)Increase in accrued expenses                     (8)               30
                                                                  -------           -------
      Net cash used in operating
            activities                                                (86)             (254)
                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of marketable securities                     176              --
      Purchase of marketable securities                               (33)             (201)
                                                                  -------           -------

      Net cash provided by (used in)
         investing activities                                         143              (201)
                                                                  -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                      57              (455)

CASH AND CASH EQUIVALENTS, beginning of period                      1,559             2,012
                                                                  -------           -------

CASH AND CASH EQUIVALENTS, end of period                          $ 1,616           $ 1,557
                                                                  =======           =======



The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   For the Three Months Ended January 31, 2001
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2000, the Company reported net sales of $2,684,000 and a net loss of $441,000.

NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 2001 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

During December 2000, fully depreciated assets totaling $173,707 were written off. It was determined that they were no longer in use and would be disposed of. As these assets were fully depreciated, there was no effect on income for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As set forth in the following chart, the Company's current ratio was 5.30 to 1 at January 31, 2001.


                                    01/31/01                  10/31/00
                                   ----------                -----------
         Working capital           $2,262,000                 $2,224,000
         Current ratio              5.30 to 1                  5.16 to 1


     The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At January 31, 2001, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS
---------------------

First Quarter Fiscal 2001 compared to First Quarter Fiscal 2000
---------------------------------------------------------------

     During the first quarter of fiscal 2001, the Company had a net loss of $122,000, compared to a net loss of $140,000 in the first quarter of fiscal 2000. The net loss for the first quarter of fiscal 2001 compared to the net loss in the first quarter of 2000 was due to a decrease in magnetic media sales of $158,000 from $582,000 in the first quarter of 2000 to $424,000 in the first quarter of 2001 offset by an increase in custom assembly of $133,000 from $41,000 in the first quarter of 2000 to $174,000 in first quarter of 2001.

     For the past several years the Company has had difficulty in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999 this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed in August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility. In October 2000 the terms and conditions of this contract were changed. The contract now expires June 30, 2001. The Company began assembly work for two other customers in June and November, 1999 respectively. The Company is actively seeking other assemblies/manufacturing business to oversee. Although the existing arrangements have not had a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in the first quarter ending January 31, 2001.

     In the first quarter of fiscal 2001, negotiations took place over the possible sale of Certron's contract assembly business with one of the Company's existing custom assembly clients. No terms have been agreed upon and the Company believes that it is doubtful at this time that such negotiations will lead to a definitive contract.

     Net sales were $599,000 for the first quarter of 2001 as compared to sales of $623,000 in the first quarter of 2000. The decrease of $24,000 or 3.8% was primarily the result of the decrease in sales on video cassettes, mini and micro cassettes of $132,000 and other magnetic media products of $25,000 offset by an increase in sale of custom assembly of $133,000. The Company expects the sales in the second quarter of fiscal 2001 to be less than the sales in the first quarter of fiscal 2001.

     Gross margins decreased by $20,000 for the quarter ended January 31, 2001, to $111,000 in the first quarter of fiscal 2001 from $131,000 in the first quarter of fiscal 2000. The primary reason for the decrease is due to decreased magnetic media sales.

     The Company has not recorded a provision for federal income tax for first quarter of 2001 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

     The Company invested some cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 2001, the Company held common stocks which had a cost of approximately $89,000 and market value of approximately $77,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $12,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements
--------------------------

     The Company's statements herein which are not historical facts, including the statement as to the Company's sales in the second quarter of the 2001 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from a private label customer, the Company's ability to obtain additional customers and business, pricing factors and competition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II.  OTHER INFORMATION.
          ------------------

     Item 4. Exhibits and Report on Form 8-K

       (a)   Exhibits: None

       (b)   Reports on Form 8-K:

             During the quarter ended January 31, 2001, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CERTRON CORPORATION




Date:      March 13, 2001                  /s/ Jesse A. Lopez
         -------------------               -------------------------------
                                           Jesse A. Lopez
                                           Controller
                                           (Principal Accounting Officer)






Date:      March 13, 2001                  /s/ Marshall I. Kass
         -------------------               -------------------------------
                                           Marshall I. Kass
                                           Chairman of the Board and
                                           Chief Executive Officer