Form 10-Q
period 2001-04-30
CERTRON CORP
filed 2001-06-12
CIK 19002

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _________

Commission File No.:    09081


                               CERTRON CORPORATION

             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                   95-2461404
 -------------------------------                    ----------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)



1545 Sawtelle Boulevard, Los Angeles, CA                  90025
---------------------------------------                 ----------
(Address of principal executive office)                 (Zip Code)



Registrant's telephone number, including area code:       (310) 914-0300



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


3,128,306 shares of Common Stock, without par value, as of June 1, 2001

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                          April 30,        October 31,
                                                             2001             2000
                                                          ----------       ----------
                   ASSETS                                 (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                            $    1,394       $    1,559
     Trade accounts receivable, net                              252              313
     Inventories:
          Finished products                                      568              564
          Raw materials                                          140              201
          Work in process                                         29               26
                                                          ----------       ----------
               Total inventories                                 737              791
     Other current assets                                        140               95
                                                          ----------       ----------
          Total current assets                                 2,523            2,758
                                                          ----------       ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
     Machinery and equipment                                     283              328
     Dies and molds                                              317              317
     Furniture, fixtures and leasehold improvements              175              316
                                                          ----------       ----------
                                                                 775              961
               Less accumulated depreciation
                   and amortization                             (701)            (859)
                                                          ----------       ----------
               Net equipment and leasehold improvements           74              102
                                                          ----------       ----------

MARKETABLE SECURITIES                                             99              200

OTHER ASSETS                                                      22               24
                                                          ----------       ----------

          TOTAL ASSETS                                    $    2,718       $    3,084
                                                          ==========       ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued advertising                                  $       43       $       86
     Accrued professional fees                                    20               41
     Accrued payroll and related items                           216              226
     Other accrued expenses                                      182              181
                                                          ----------       ----------
          Total current liabilities                              461              534
                                                          ----------       ----------
STOCKHOLDERS' EQUITY:
     Preferred Stock, $1.00 par value,
          authorized 500,000 shares, no
          shares issued and outstanding
     Common stock, $1.00 par value;
          authorized 10,000,000 shares;
          issued and outstanding 3,128,000                     3,128            3,128
     Additional paid-in capital                                1,824            1,824
     Net unrealized loss on marketable
          equity securities                                      (45)             (32)
   Accumulated deficit                                        (2,650)          (2,370)
                                                          ----------       ----------
          Total stockholders' equity                           2,257            2,550
                                                          ----------       ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    2,718       $    3,084
                                                          ==========       ==========


The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)

                              Three Months ended April 30,  Six Months ended April 30,
                              ----------------------------  -------------------------
                                2001           2000           2001           2000
                              --------       --------       --------       --------
                                    (Unaudited)                   (Unaudited)
NET SALES                     $    547       $    689       $  1,146       $  1,312
                              --------       --------       --------       --------
COST AND EXPENSES
     Cost of products sold         469            536            957          1,028
     Selling, general
       & administrative            241            280            486            557
     Depreciation and
       Amortization                 14             16             28             32
                              --------       --------       --------       --------
     Total costs and
       expenses                    724            832          1,471          1,617
                              --------       --------       --------       --------
Loss before other income
  and expenses                    (177)          (143)          (325)          (305)
Other income -
     Interest (net)                 20             20             42             41
     (Loss)Gain on sale
       of stock                     (1)            12              4             13
                              --------       --------       --------       --------
Net loss before provision     ($   158)      ($   111)      ($   279)      ($   251)
Provision for taxes                  -              1              1              1
                              --------       --------       --------       --------
Net loss                      ($   158)      ($   112)      ($   280)      ($   252)

OTHER COMPREHENSIVE
  INCOME (LOSS):
     Unrealized loss
       on Marketable
       Securities                  (13)           (16)           (13)           (16)
                              --------       --------       --------       --------
     Comprehensive loss       ($   171)      ($   128)      ($   293)      ($   268)
                              ========       ========       ========       ========
PER SHARE INFORMATION:
Basic loss per share          ($   .05)      ($   .04)      ($   .09)      ($   .08)
                              ========       ========       ========       ========
Diluted loss per share        ($   .05)      ($   .04)      ($   .09)      ($   .08)
                              ========       ========       ========       ========
Average number of
  common shares outstanding  3,128,000      3,128,000      3,128,000      3,128,000
                              ========       ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)


                                                           Six Months Ended April 30,
                                                           --------------------------
                                                              2001           2000
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                               ($   280)      ($   252)
                                                            --------       --------
     Adjustment to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                           28             32
          Changes in operating assets and liabilities:
          Decrease in trade accounts receivable                   61             57
          Decrease (Increase) in inventories                      54            (45)
          (Increase) Decrease in other assets                    (43)            46
          Decrease in accrued expenses                           (73)           (19)
                                                            --------       --------
     Net cash used in operating activities                      (253)          (181)
                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                        (9)
     Proceeds from sale of marketable securities                 182            135
     Purchase of marketable securities                           (94)          (276)
                                                            --------       --------
     Net cash provided by(used in) investing activities           88           (150)
                                                            --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (165)          (331)
CASH AND CASH EQUIVALENTS, beginning of period                 1,559          2,012
                                                            --------       --------
CASH AND CASH EQUIVALENTS, end of period                    $  1,394       $  1,681
                                                            ========       ========

The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended April 30, 2001
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2000, the Company reported net sales of $2,684,000 and a net loss of $ 441,000.


NOTE B -  MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 2001 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.


NOTE C -- PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A. (collectively the "Company"). All significant inter company accounts and transactions have been eliminated in consolidation.


NOTE D -- TRANSLATION OF FOREIGN CURRENCIES

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

NOTE E -- LEGAL PROCEEDINGS

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


NOTE F -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

During December 2000, fully depreciated assets totaling $173,707 were written off. It was determined that they were no longer in use and would be disposed of. As these assets were fully depreciated, there was no effect on income for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


LIQUIDITY AND CAPITAL RESOURCES

        As set forth in the following chart, the Company's current ratio was
5.47 to 1 at April 30, 2001.

                                       04/30/01              10/31/00
                                     -----------            -----------
        Working capital              $ 2,062,000            $ 2,224,000
        Current ratio                  5.47 to 1              5.16 to 1

        The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At April 30, 2001, the Company had no material commitments for capital expenditures.

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


RESULTS OF OPERATIONS


Second Quarter Fiscal 2001 compared to Second Quarter Fiscal 2000

        During the second quarter of fiscal 2001, the Company had a net loss from operations of $177,000, and net loss of $158,000 on net sales of $547,000 as compared to a loss from operations of $143,000 and net loss of $112,000 on sales of $689,000 during the second quarter of fiscal 2000.

        For the past several years the Company has had difficulty in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility. In October 2000 the terms and conditions of this contract were changed. The contract now expires July 31, 2001. The Company began assembly work for two other customers in June and November, 1999 respectively. The Company is actively seeking other assembly/manufacturing business to oversee. Although the existing arrangements have not had a material effect on the Company's sales or results of operations, they have made a minor contribution to the Company's gross margin in fiscal 2000 and are expected to make a minor contribution to the Company's gross margins in fiscal 2001. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of the companies for which the Company renders assembly services, the company for whom the Company is packaging products under an agreement expiring July 31, 2001 ceasing to do business with the Company, and general economic conditions.

       Negotiations have recently taken place over the possible sale of Certron's contract assembly equipment and real property lease with one of the Company's existing custom assembly clients. No terms have been agreed upon and there is no assurance that such negotiations will lead to a definitive contract.

        Net sales were $547,000 for the second quarter of 2001 as compared to net sales of $689,000 in the second quarter of 2000. The decrease of $142,000 or 20.6% was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $172,000 and other magnetic media products of $84,000 offset in part by an increase in custom assembly sales of $114,000. Sales of micro and mini cassettes have decreased due in part to answering machines using magnetic tape being replaced by digital devices. The Company expects that the sales for the third quarter of fiscal 2001 will be less than the sales in the second quarter of fiscal 2001.

        Gross margins decreased by $75,000 for the quarter ended April 30, 2001, from $153,000 in the second quarter of fiscal 2000 to $78,000 in the second quarter of fiscal 2001. The primary reason for the decrease is due to decreased magnetic media sales.

        Due to the decrease in net sales, selling, general and administrative expenses decreased by $39,000 during the second quarter of fiscal 2001 from $280,000 in the second quarter of fiscal 2000 to $241,000 in the second quarter of fiscal 2001.

        The Company has not recorded a provision for federal income tax for the second quarter of 2000 and 2001 due to operating losses. The $1,000 represents the minimum state tax.

        The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2001, the Company held common stocks which had a cost of approximately $144,000 and market value of approximately $99,000.

        The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $45,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Six Months Fiscal 2001 compared to Six Months Fiscal 2000

        For the first six months of fiscal 2001, the Company had a loss from operations of $325,000 and net loss of $280,000 on sales of $1,146,000 as compared to a loss from operations of $305,000 and a net loss of $252,000 on sales of $1,312,000 during the first six months of fiscal 2000. The increase in net loss for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 of $28,000 is due primarily to the decrease in gross profit of $20,000, decrease of $9,000 in gain of sale in stocks and increase of $1,000 in interest income.

        Net sales were $1,146,000 for the first six months of 2001 as compared to net sales of $1,312,000 for the first six months of 2000. The decrease of $166,000 or 12.7% was primarily the result of a decrease in sales of audio cassettes of $31,000, in mini and micro cassettes of $214,000, in video cassettes of $61,000, and in other magnetic media products of $108,000 which was offset by increase in custom assembly of $248,000.

        Gross margins decreased by $95,000 for the first six months of fiscal 2001, from $284,000 for the first six months of fiscal 2000 to $189,000 for the first six months of fiscal 2001. The primary reason for the decrease is due to decreased sales of magnetic media products.

        Due to the decrease in net sales, selling, general and administrative expenses decreased by $71,000 during the first six months of fiscal 2001 from $557,000 for the first six months of fiscal 2000 compared to $486,000 for the first six months of fiscal 2001.

        The Company has not recorded a provision for federal income tax for the first six months of 2001 and 2000 due to operating losses. The $1,000 represents the minimum state tax.

        The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2001, the Company held common stocks which had a cost of approximately $144,000 and market value of approximately $99,000.

        In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $45,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements


        The Company's statements herein which are not historical facts, including statements as to the Company's anticipated sales in the third quarter of the 2001 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the obtaining of increased orders from private label customers, the Company's ability to obtain additional customers and business, pricing factors and competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

PART II. OTHER INFORMATION.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) On March 27, 2001, the Registrant held its Annual Meeting of Shareholders.

        (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all of such nominees were elected.

        (c) At the meeting, the following persons were elected by the vote indicated (there were 6,808 Broker non-votes) as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

      Name                 Vote For            Withheld          Abstain
      ----                 --------            --------          -------
Marshall I. Kass           2,781,331            10,724            31,477
Jonathan F. Kass           2,781,331            10,724            31,477
Michael S. Kass            2,781,331            10,724            31,477
Susan E. Kass              2,781,331            10,724            31,477
Rogelio Buenrostro         2,781,761             9,794            31,477
Jesse A. Lopez             2,783,386             8,169            31,477


        At the meeting, an amendment to the Executive Stock Option Plan of the Company increasing the number of shares of Common Stock from 300,000 to 600,000 covered by the Executive Stock Option Plan and extending the expiration date of the Executive Stock Option Plan to January 24, 2011, was approved by the shareholders by the following vote (there were 897,365 Broker non-votes):


                              For              Against           Abstain
                           ---------           --------          -------
                           1,873,447            56,666            2,862

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibit:

        10.1 Amendment to Registrant's Executive Stock Option Plan (formerly the 1989 Stock Option Plan).

(b) Reports on Form 8-K:

        During the quarter ended April 30, 2001, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CERTRON CORPORATION


Date:    June 12, 2001                      /s/ Jesse A. Lopez
     ---------------------                  -------------------------------
                                            Jesse A. Lopez
                                            Controller
                                            (Principal Accounting Officer)



Date:    June 12, 2001                      /s/ Marshall I. Kass
     ---------------------                  -------------------------------
                                            Marshall I. Kass
                                            Chairman of the Board and
                                            Chief Executive Officer

                                  EXHIBIT INDEX
                                       TO
                CERTRON CORPORATION QUARTERLY REPORT ON FORM 10-Q


NO.                                 DESCRIPTION                             PAGE
---                                 -----------                             ----
10.1           Amendment to Registrant's Executive Stock Option Plan         14
               (formerly the 1989 Stock Option Plan)