Form 10-Q
period 2001-07-31
CERTRON CORP
filed 2001-09-12
CIK 19002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

Commission File No.: 09081

                               CERTRON CORPORATION

             (Exact name of registrant as specified in its charter)


                CALIFORNIA                            95-2461404
--------------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)



1545 Sawtelle Boulevard, Los Angeles, CA                90025
--------------------------------------------------------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:       (310) 914-0300


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


3,128,306 shares of Common Stock, without par value, as of September 1, 2001

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                                    July 31,    October 31,
                                                                      2001          2000
                                                                    --------    -----------
                  ASSETS                                          (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                    $ 1,306       $ 1,559
       Trade accounts receivable, net                                   258           313
       Inventories:
              Finished products                                         647           564
              Raw materials                                              36           201
              Work in process                                            46            26
                                                                    -------       -------
                      Total inventories                                 729           791
       Other current assets                                              56            95
                                                                    -------       -------
              Total current assets                                    2,349         2,758
                                                                    -------       -------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
       Machinery and equipment                                          283           328
       Dies and molds                                                   317           317
       Furniture, fixtures and
              leasehold improvements                                    175           316
                                                                    -------       -------
                                                                        775           961
                      Less accumulated depreciation
                          and amortization                             (714)         (859)
                                                                    -------       -------

                      Net equipment and leasehold
                          improvements                                   61           102
                                                                    -------       -------

MARKETABLE SECURITIES                                                   133           200

OTHER ASSETS                                                             22            24
                                                                    -------       -------

              TOTAL ASSETS                                          $ 2,565       $ 3,084
                                                                    =======       =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accrued advertising                                          $    38       $    86
       Accrued professional fees                                         29            41
       Accrued payroll and related items                                214           226
       Other accrued expenses                                           160           181
                                                                    -------       -------
              Total current liabilities                                 441           534
                                                                    -------       -------

STOCKHOLDERS' EQUITY:
       Preferred Stock, $1.00 par value, authorized
              500,000 shares, no shares issued and outstanding
       Common stock, no par value; stated value
              $1 per share; authorized 10,000,000 shares;
              issued and outstanding 3,128,000 shares                 3,128         3,128
       Additional paid-in capital                                     1,824         1,824
       Net unrealized loss on marketable
              equity securities                                         (54)          (32)
       Accumulated deficit                                           (2,774)       (2,370)
                                                                    -------       -------
              Total stockholders' equity                            $ 2,124       $ 2,550
                                                                    -------       -------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,565       $ 3,084
                                                                    =======       =======


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  ($ in Thousands except Per Share Information)
                                   (Unaudited)


                                      Three Months ended July 31,             Nine Months ended July 31,
                                    -------------------------------         -------------------------------
                                        2001                2000                2001                2000
                                    -----------         -----------         -----------         -----------
                                              (Unaudited)                             (Unaudited)
NET SALES                           $       542         $       678         $     1,688         $     1,990
                                    -----------         -----------         -----------         -----------
COST AND EXPENSES
       Cost of products
        sold                                434                 544               1,391               1,572
       Selling, general
        & administrative                    236                 265                 722                 822
       Depreciation and
        amortization                         13                  17                  41                  49
                                    -----------         -----------         -----------         -----------
       Total costs and
        expenses                            683                 826               2,154               2,443
                                    -----------         -----------         -----------         -----------

Loss before other
       income and expenses                 (141)               (148)               (466)               (453)

Other income -
       Interest (net)                        17                  21                  59                  62
       Gain on sales
        of stock                             --                   3                   4                  16
                                    -----------         -----------         -----------         -----------


Net loss before
       provision                    ($      124)        ($      124)        ($      403)        ($      375)

Provision for taxes                          --                  --                   1                   1
                                    -----------         -----------         -----------         -----------

Net loss                            ($      124)        ($      124)        ($      404)        ($      376)

OTHER COMPREHENSIVE
   INCOME (LOSS):
       Unrealized loss
         on Marketable
         Securities                         (54)                (11)                (54)                (11)
                                    -----------         -----------         -----------         -----------

       Comprehensive loss           ($      178)        ($      135)        ($      458)        ($      387)
                                    ===========         ===========         ===========         ===========


PER SHARE INFORMATION:

Basic loss
       per share                    ($     0.04)        ($     0.04)        ($     0.13)        ($     0.12)
                                    ===========         ===========         ===========         ===========

Diluted loss                        ($     0.04)        ($     0.04)        ($     0.13)        ($     0.12)
                                    ===========         ===========         ===========         ===========
       per share

Average number of
       common shares
       outstanding                    3,128,000           3,128,000           3,128,000           3,128,000
                                    ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)


                                                              Nine Months Ended July 31,
                                                              --------------------------
                                                                  2001          2000
                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                 $  (404)      $  (376)
                                                                -------       -------
       Adjustment to reconcile net loss
              to net cash used in
              operating activities:
              Depreciation and amortization                          41            49
              Changes in operating assets and liabilities:
              Decrease (Increase) in trade
              accounts receivable                                    55           (73)
              Decrease in inventories                                62            41
              Decrease in other assets                               41            10
              (Decrease) Increase in accrued expenses               (93)          100
                                                                -------       -------


       Net cash used in operating activities                       (298)         (249)
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                         (--)          (10)
       Proceeds from sale of marketable securities                  182           303
       Purchase of marketable securities                           (137)         (419)
                                                                -------       -------

       Net cash provided by (used in)
              investing activities                                   45          (126)
                                                                -------       -------


NET DECREASE IN CASH AND CASH
       EQUIVALENTS                                                 (253)         (375)

CASH AND CASH EQUIVALENTS, beginning of period                    1,559         2,012
                                                                -------       -------


CASH AND CASH EQUIVALENTS, end of period                        $ 1,306       $ 1,637
                                                                =======       =======


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the Nine Months Ended July 31, 2001
                                   (Unaudited)


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


NOTE B - MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 2001 the Company had no investments that qualified as trading or held to maturity.

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

NOTE E - LEGAL PROCEEDINGS

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in lawsuit. The Company signed the tolling agreement. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The Company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.


NOTE F - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

During December 2000, fully depreciated assets totaling $173,707 were written off. It was determined that they were no longer in use and would be disposed of. As these assets were fully depreciated, there was no effect on income for the period.


NOTE G - MAJOR CUSTOMER

During the nine months ended July 31, 2001 the Company had two major customers which accounted for approximately $582,000 or 34% and $170,000 or 10% of sales. The loss of these customers would have a negative effect on the Company's financial position.

NOTE H - SUBSEQUENT EVENT

On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations. This closure is in response to a permanent decline in the market for micro cassettes, loss of contract assembly business and the negative outlook for additional contract assembly business. As most of the assets held in Mexico are fully depreciated, any associated loss is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


LIQUIDITY AND CAPITAL RESOURCES

        As set forth in the following chart, the Company's current ratio was
5.33 to 1 at July 31, 2001.

                                       07/31/01            10/31/00
                                       --------            --------
           Working capital            $1,908,000          $2,224,000
           Current ratio               5.33 to 1           5.16 to 1

        The Company's liquidity has been supplied from internally generated funds. The Company believes it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At July 31, 2001, the Company had no material commitments for capital expenditures.

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

        Over the past several years, in an attempt to increase its sales and operating profits the Company has investigated several companies for possible purchase, none of these companies were found to be satisfactory for acquisition by the Company. Instead of purchase of a company, the Company's management is now directing its efforts toward becoming an exclusive licensee of an established firm to distribute in specific geographical locations both imported and domestic products. There can be no assurance, however, that the Company will be successful in establishing such a relationship.



RESULTS OF OPERATIONS


Third Quarter Fiscal 2001 compared to Third Quarter Fiscal 2000

        During the third quarter of fiscal 2001 the Company had a loss from operations of $141,000 and net loss of $124,000 on sales of $542,000 as compared to a loss from operations of $148,000 and net loss of $124,000 on sales of $678,000 during the third quarter of fiscal 2000.

        On September 7, 2001 the Company closed its Mexicali, Mexico facility and its contract assembly operations. During the last several years the Company has attempted to obtain additional agreements to render assembly services for others at its Mexicali, Mexico facility where it also assembles micro and mini cassettes for sale by the Company. The Company has not been successful in obtaining additional assembly agreements or in its attempts to sell the assembly operations in Mexicali, Mexico. At the end of August 2001, one of the two contract assembly contract customers in Mexicali terminated its terminable arrangement with Certron Audio Corporation, the Company's wholly owned subsidiary. The remaining customer's agreement with the Company expired on August 31, 2001 and, although it had indicated a desire to extend its agreement on a month to month basis, this customer was actually seeking to undertake its own assembly operations. The outlook for additional customers was not good and there had been a substantial reduction in the orders for micro cassettes which is the primary product of the Company which has been assembled at the Mexicali, Mexico facility. The reduction in demand for micro cassettes was caused primarily by the diminished use of micro cassettes as a result of the replacement of magnetic tape answering machines by digital devices.

        The lease for the facility in Mexicali expires on October 31, 2001. The depreciated value of machinery and equipment in Mexicali is less than $20,000. The Company has approximately $60,000 of raw materials, semi finished goods and finished goods plus approximately $12,000 accounts receivable in Mexicali that are currently being held as security for the payment of certain disputed labor claims. On the assumption that a satisfactory solution to the disputed labor claims cannot be made by Certron Corporation, the existing reserves for labor costs and expenses are expected to be adequate to cover the inventory items, the depreciated value of the machinery and equipment and the accounts receivable.

        The Company does not anticipate that it will incur a material loss on account of the closing of the Mexicali facility.

        The foregoing statements concerning the effects of the closing of the Mexicali facility and assembly operations are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors which could cause actual results to differ materially include, among other things, the Company's reserves for labor costs and expenses being less than the labor costs and expenses actually incurred by the Company in connection with the closing of the assembly operations or the incurring by the Company in connection with the closing of the assembly operations of additional unanticipated liabilities, costs or expenses in connection with the closing of the facility and operations.

        Net sales were $542,000 for the third quarter of 2001 as compared to net sales of $678,000 in the third quarter of 2000. The decrease of $136,000 or 20% was the result of a decrease in magnetic media product sales of $191,000, which was offset by an increase in sales of custom assembly of $55,000. Custom assembly sales were $194,000 and $139,000 for the third quarter of 2001 and 2000, respectively.

        Gross margin decreased by $26,000 for the third quarter of fiscal 2001 from $134,000 for the third quarter of fiscal 2000 to $108,000 for the third quarter of fiscal 2001. The primary reason for the decrease is due to decreased sales of magnetic media products.

        Due to the decrease in net sales, cost of sales decreased by $110,000 during the third quarter of fiscal 2001, from $544,000 in the third quarter of fiscal 2000 to $434,000. Selling, general and administrative and depreciation expenses decreased by $33,000 during the third quarter of fiscal 2001 from $282,000 in the third quarter of fiscal 2000 to $249,000 in the third quarter of fiscal 2001.

        The Company has not recorded a provision for federal income tax for the third quarter of 2000 and 2001 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

        The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2001, the Company held common stocks that had a cost of approximately $187,000 and market value of approximately $133,000.

        The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $54,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



Nine Months Fiscal 2001 compared to Nine Months Fiscal 2000

        For the first nine months of fiscal 2001, the Company had a loss from operations of $466,000 and net loss of $404,000 on sales of $1,688,000 as compared to a loss from operations of $453,000 and a net loss of $376,000 on sales of $1,990,000 during the first nine months of fiscal 2000. The increase in net loss for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 of $28,000 is due primarily to the decrease in gross profit of $121,000, decrease in gain on sales of stock investment of $12,000, decrease in interest income of $3,000 and offset by decrease in selling and general expenses and depreciation of $108,000 over the first nine months of fiscal 2001.

        Net sales were $1,688,000 for the first nine months of 2001 as compared to net sales of $1,990,000 for the first nine months of 2000. The decrease of $302,000 or 15% was primarily the result of a decrease in sales of audio cassettes of $68,000, mini and micro cassettes of $293,000, video cassettes of $100,000 and other magnetic products of $143,000 and offset by an increase in custom assembly sales of $302,000. Custom assembly sales were $534,000 and $232,000 for the nine months ended July 31, 2001 and July 31, 2000, respectively.

        Gross margins decreased by $121,000 for the first nine months of fiscal 2001, from $418,000 for the first nine months of fiscal 2000 to $297,000 for the first nine months of fiscal 2001. The primary reason for the decrease is due to decreased sales of magnetic media products.

        Due to the decrease in net sales, selling, general and administrative and depreciation expenses decreased by $108,000 during the first nine months of fiscal 2001 from $871,000 for the first nine months of fiscal 2000 compared to $763,000 for the first nine months of fiscal 2001.

        As discussed under "Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000," on September 7, 2001, the Company closed its Mexicali, Mexico facility and its contract assembly operations.

        The Company has not recorded a provision for federal income tax for the first nine months of 2001 and 2000 due to utilization of net operating loss carry forward to offset taxable income. The $1,000 represents the minimum state tax.

        The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2001, the Company held common stocks which had a cost of approximately $187,000 and market value of approximately $133,000.

        In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $54,000 is reflected in stockholders' equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.



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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

PART II. OTHER INFORMATION.



Item 6.  Exhibit and Reports on Form 8-K


        (a)     Exhibits: None


        (b)     Reports on Form 8-K:

                During the quarter ended July 31, 2001, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CERTRON CORPORATION



                                          /s/ JESSE A. LOPEZ
Date: September  12, 2001                 _____________________________________
                                          Jesse A. Lopez
                                          Controller
                                          (Principal Accounting Officer)





                                          /s/ MARSHALL I. KASS
Date: September  12, 2001                 _____________________________________
                                          Marshall I. Kass
                                          Chairman of the Board and
                                          Chief Executive Officer