Form 10-K405
period 2001-10-31
CERTRON CORP
filed 2002-01-29
CIK 19002

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the fiscal year ended October 31, 2001

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

        Commission File No. 0-9081

                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)

                   California                                   95-2461404
        -------------------------------                     -------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation of organization)                      Identification No.)

               1545 Sawtelle Boulevard
               Los Angeles, California                            90025
        ---------------------------------------             -----------------
        (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: (310) 914-0300

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
            Title of each class                       on which registered
            -------------------                      --------------------
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

The aggregate market value of registrant's voting stock held by non-affiliates as of January 27, 2002, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $273,949.

As of January 27, 2002, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE



The information called for by part III is incorporated by reference to registrant's definitive proxy statement which registrant intends to file pursuant to regulation 14A by a date no later than 120 days after October 31, 2001. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

                                     PART I

Item 1.  Business.

        Certron Corporation is referred to herein as the "Company" or "Certron" and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

       Certron's business presently consists primarily of the design, development, manufacturing and distribution of magnetic media products. On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. This closure was in response to a decline in the market for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing contract assembly customer and the negative outlook for the retention of its then sole remaining contract assembly customer and additional contract assembly business. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001.

        The following table sets forth, for the years ended October 31, 2001, 2000, and 1999, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 2001, 2000 and 1999 attributable to each of the Company's industry segments, its magnetic media products segment and its contract assembly segment which is shown as discontinued operations.

                                              Year ended October 31,
                                          ------------------------------
                                           2001        2000        1999
                                          ------      ------      ------
                                                  (In Thousands)
Net sales to unaffiliated customers:
       Magnetic Media products            $1,475      $2,272      $2,765
       Discontinued operations               603      $  412      $  130

Operating profit before general
       corporate expense:
       Magnetic Media products            $  131      $  448      $  331
       Discontinued operations               158          84          31

Identifiable assets:
       Magnetic Media products            $  918      $1,183      $1,220
       Discontinued operations                11          76          47

Magnetic Media Products

       The Company's magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 2001, 2000 and 1999, net sales of the Company's magnetic media products were as follows:

                                                           Net Sales
                                                 ------------------------------
           Product                                2001        2000        1999
----------------------------                     ------      ------      ------
Audio magnetic tape products                     $1,160      $1,843      $2,093
Video cassettes                                     315         429         672
                                                 ------      ------      ------
                                                 $1,475      $2,272      $2,765
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

       Certron's magnetic media products are marketed and sold primarily in the United States to wholesale distributors, original equipment manufacturers, mail order companies and major retail outlets. Less than 5% of the Company's net sales during the last three fiscal years were to foreign customers. The Company's products are distributed under its own labels and under different customer labels. Standard sized and miniaturized cassettes for dictation purposes and cassettes for telephone answering devices are also sold to office supply outlets and distributors. Digital telephone answering machines have substantially replaced telephone answering devices using magnetic tape cassettes which has substantially reduced the Company's sales of micro cassettes.

       For the fiscal year ended October 31, 2001, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 94% of the Company's total net sales of such magnetic media products. During fiscal 2001, the two largest single magnetic media customers accounted for $583,000 and $286,000 or 40% and 19% of total magnetic media sales, respectively. The loss of either of these customers would have a material adverse effect on the Company.

       The Company believes that the amount of its backlog on any given date is not necessarily indicative of trends in its magnetic media business in as much as orders received for such products are generally completed in less than 60 days.

       Most of the Company's magnetic media products are available from multiple sources.

Competition

       In all areas of Certron's magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources". The Company believes that the release of the digital video disk system and other digital products are having an adverse impact on the Company sales and, depending upon price and the amount of hardware sales, will have a material adverse impact on the Company's operations over the next few years. The replacement of telephone answering devices using magnetic tape by digital telephone answering devices has substantially reduced the Company's sales of micro cassettes for telephone answering devices. The foregoing statements concerning the effect of sales of digital products on the Company's operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and the price and availability of hardware for the use of such products.

Employees

      At January 1, 2002, Certron employed eleven people in its various operations, consisting of three people at its facility in Corona, California and eight people at its facility in Los Angeles, California.

Item 2.  Properties.

The principal office, assembling and warehousing facilities of the Company are as follows:

                        Approx. Area                        Approx.
Location                   Sq. ft.      Lease Expires     annual rent    Principal use
-----------------------------------------------------------------------------------------
422 N. Smith Avenue        17,186         8-31-03(1)        $84,000      Warehouse and
Corona, CA                                                               packaging

1545 Sawtelle Blvd.         2,811         6-30-02(1)        $53,000      Administration
Los Angeles, CA

----------

(1) 422 N. Smith Avenue is leased from Louart Corporation, a principal stockholder of Certron. 1545 Sawtelle Boulevard is leased from the Michael and Judy Watson Trust, an unrelated party.

       The Company believes that its facilities are maintained in satisfactory operating conditions and are adequate for its needs.

Item 3.  Legal Proceedings.

       There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       The common stock of the Company is traded in the NASDAQ Bulletin Board under the symbol CRTN. The following table shows the high and low bid quotations for such stock for each fiscal quarter during the fiscal years ended October 31, 2000 and October 31, 2001 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


       Fiscal period                               High        Low
       -------------                              ------      ------
       2000

       First quarter                               .4200       .2400
       Second quarter                              .5100       .2800
       Third quarter                               .4000       .2812
       Fourth quarter                              .4000       .2812

       2001

       First quarter                               .4700       .2600
       Second quarter                              .3700       .2600
       Third quarter                               .3300       .2200
       Fourth quarter                              .2200       .1700

       As of January 5, 2002, the approximate number of holders of record of the Company's Common Stock was 1,354. The Company has never paid a cash dividend on its Common Stock.

Item 6. Selected Financial Data

                        2001              2000              1999              1998              1997
                     -----------       -----------       -----------       -----------       -----------
Net Sales            $ 1,475,000       $ 2,272,000       $ 2,765,000       $ 3,879,000       $ 4,988,000
Net (loss)
   income from
  continuing
  operations        ($   451,000)     ($   329,000)     ($   339,000)      $    73,000       $    77,000
Net loss from
  discontinued
  operations        ($    30,000)     ($   112,000)     ($   121,000)     ($    35,000)               --
Net (loss)
   income           ($   481,000)     ($   441,000)     ($   460,000)      $    38,000       $    77,000
Net (loss)
   income per
   common share     ($       .15)     ($       .14)     ($       .15)      $       .01       $       .02
Total assets         $ 2,220,000       $ 3,037,000       $ 3,446,000       $ 3,950,000       $ 4,063,000
Long-term debt                --                --                --                --                --
Working capital      $ 1,831,000       $ 2,196,000       $ 2,744,000       $ 2,932,000       $ 2,839,000
Stockholders'
   equity            $ 2,014,000       $ 2,550,000       $ 3,017,000       $ 3,445,000       $ 3,450,000

     No cash dividends have been paid during the five-year period ended October 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

       As demonstrated by the following chart, the Company's working capital decreased at October 31, 2001 as compared to that at October 31, 2000. The decrease in cash flow from operations in fiscal 2001 was primarily the result of a decrease in sales. Accounts receivable decreased by $160,000; inventories decreased by $138,000; cash decreased by $484,000; other current assets increased by $37,000 and notes receivable increased by $99,000. Accounts payable and accrued expenses decreased by $281,000.

                                                         October 31,
                                       -----------------------------------------------
                                          2001              2000              1999
                                       -----------       -----------       -----------
       Working Capital                 $ 1,831,000       $ 2,196,000       $ 2,744,000
       Current Ratio                     9.89 to 1         5.51 to 1         6.78 to 1
       Cash Flows from Operations     ($   516,000)     ($   276,000)     ($   326,000)

       The Company's liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At October 31, 2001, the Company had no material commitments for capital expenditures.

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

        Over the past several years, in an attempt to increase its sales and operating profits the Company has investigated several companies for possible purchase. None of these companies were found to be satisfactory for acquisition by the Company. The Company is continuing its search for an acquisition of a product line or lines or business and investigating other opportunities for increasing shareholder value, including strategic alliances and the sale of its business. There can be no assurance, however, that the Company will be successful in any of these endeavors.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

       During fiscal 2001, the Company had an operating loss from continuing operations of $528,000 and a net loss from continuing operations of $451,000 on sales of $1,475,000 as compared to a loss from continuing operations of $451,000 and a net loss from continuing operations of $329,000 for fiscal 2000 on sales of $2,272,000. Gross profit decreased by $315,000 between fiscal 2001 and fiscal 2000. Net loss on discontinued operations was $30,000 on sales of $603,000 during fiscal 2001 as compared to a net loss of $112,000 on sales of $412,000 during fiscal 2000. Selling, general and administrative expenses decreased by $237,000, depreciation and amortization expense decreased by $1,000, interest income decreased by $32,000 and realized gain on marketable securities decreased by $13,000.

        On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. This closure was in response to a decline in the market for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing contract assembly customer and the negative outlook for the retention of its sole remaining contract assembly customer and additional contract assembly business. The contract assembly operations are reflected as discontinued operations in the Company's financial statements. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001.

        The foregoing statement concerning the expenses associated with the closing of the Mexicali facility and assembly operations is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward-looking statement. Factors which could cause actual results to differ materially include, among other things, the Company's reserves for expenses being less than the expenses actually incurred by the Company in connection with the closing of the assembly operations or the incurring by the Company of additional unanticipated liabilities, costs or expenses in connection with the closing of the facility and operations.

       Sales of magnetic media products were $1,475,000 in fiscal 2001 as compared to $2,272,000 in fiscal 2000. The decrease of 35% was primarily the result of the decrease in sales of micro cassettes by $355,000 and decrease in sales of video cassettes by $114,000, audio cassettes of $114,000 and office products of $185,000.

       Total gross margin as a percentage of net sales was 21.4% in fiscal 2001 and 27.7% in fiscal 2000. Due primarily to reduced sales in magnetic media, margins decreased by $315,000 (50%) in fiscal 2001. Margins in fiscal 2001 were $315,000 and in fiscal 2000 were $630,000.

       Selling, general and administrative expense decreased by $237,000 during fiscal 2001 from $1,036,000 in 2000 to $799,000 in 2001. The decrease was primarily due to a decrease in personnel by $18,000, decrease in insurance expense by $24,000, decrease in other expenses by $55,000, decrease in severance pay by $178,000 and offset by increase in advertising expense by $38,000.

       During fiscal 2001, the Company invested cash not needed in operations, in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 2001, the Company held common stocks which had a cost of approximately $200,000 and market value of approximately $113,000.

       In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $87,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

        Sales for the first month of the first quarter of fiscal 2002 were down approximately 59% as compared to sales for the first month of the first quarter of fiscal 2001 primarily due to the closing of our Mexico operations and a continued erosion of sales of magnetic media products. The downward trend is continuing in the second month of the first quarter of fiscal 2002. The Company expects that net sales for the first quarter of fiscal 2002 to be substantially less than the comparable quarter of fiscal 2001. A loss for the first quarter of fiscal 2002 is anticipated. The Company cannot predict the profit or loss picture for the balance of fiscal 2002.

Fiscal 2000 Compared to Fiscal 1999

       During fiscal 2000, the Company had an operating loss from continuing operations of $451,000 and a net loss from continuing operations of $329,000 on sales of $2,272,000 as compared to a loss from continuing operations of $416,000 and a net loss from continuing operations of $339,000 for fiscal 1999 on sales of $2,765,000. Gross profit decreased by $144,000 between fiscal 2000 and fiscal 1999. Net loss on discontinued operations was $112,000 on sales of $412,000 during fiscal 2000 as compared to a net loss of $121,000 on sales of $130,000. Selling, general and administrative expenses decreased by $101,000, depreciation and amortization expense decreased by $8,000,interest income increased by $30,000 and realized gain on marketable securities increased by $15,000.

       Sales of magnetic media products were $2,272,000 in fiscal 2000 as compared to $2,765,000 in fiscal 1999. The decrease of 17.8% was primarily the result of the decrease in sales of micro cassettes by $266,000 and decrease in sales of video cassettes by $202,000.

       Total gross margin as a percentage of net sales was 27.7% in fiscal 2000 and 27.9% in fiscal 1999. Due primarily to reduced sales in magnetic media, margins decreased by $144,000 (18.6%) in fiscal 2000. Margins in fiscal 2000 were $630,000 and in fiscal 1999 were $774,000. In the fourth quarter of fiscal 1999, a private label customer requested a delay in shipment of private label merchandise totaling $225,000 that was to be shipped in the fourth quarter of fiscal 1999. Subsequently, the customer requested that due to a change in corporate planning coupled with a change in corporate ownership, the customer desired to pay a restocking charge rather than accept shipment. In the second quarter of fiscal 2000, Certron agreed to accept $75,000 as a restocking charge which as a result of inventory write downs and reserves in connection with this transaction did not effect gross profit during fiscal 2000. The company has been actively attempting to sell the merchandise and does not expect to incur a loss with respect to such merchandise. The foregoing is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ from this forward forward-looking statement. The factors which could cause actual results to differ include, among others, the ability of the Company to sell the merchandise outside the United States at a price in excess of its cost net of the restocking charge without being relabeled or within the United States as relabeled merchandise at a price which will exceed its costs net of the restocking charge.

       Selling, general and administrative expense decreased by $101,000 during fiscal 2000 from $1,137,000 in 1999 to $1,036,000 in 2000. The decrease was primarily due to a decrease in personnel by $65,000, decrease in advertising expense by $91,000, decrease in travel expenses by $14,000, increase in other expenses by $8,000 and increase in severance pay by $61,000.

       Interest income increased by $30,000 in fiscal 2000 due to the decrease in interest expense and a receipt of interest income from a contract assembly customer.

       For the past several years the Company has had difficulty in obtaining agreements to render assembly services for others at its Mexicali, Mexico facility. During the second quarter of fiscal 1998 the Company signed a one-year agreement with a United States company to oversee its Mexicali operations through the rendering of administrative services by the Company. In May 1999, this agreement was extended for two years with a sixty day cancellation clause. Due to a change in emphasis on product development by the customer, the customer exercised its option to terminate the contract. The termination was completed on August 1, 1999. In May 1999, the Company signed a two-year contract with a customer to assemble and package products at the Company's Mexicali, Mexico facility and in October 2000 the terms and conditions of this contract were changed. The contract was then set to expire March 31, 2001. In June 1999 and November 1999 respectively, the Company began assembly work for two other customers. The Company continued to actively seek other assembly/manufacturing business to oversee. Although none of the then existing arrangements were expected to have a material effect on the Company's sales or results of operations, they made a minor contribution to the Company's gross margin in fiscal 2000 and were expected to make a minor contribution to the Company's gross margins in fiscal 2001. The foregoing statement is a forward looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward looking statement. Factors which could cause actual results to differ materially include a reduction in the volume of business of any of the customers, the company for whom the Company is packaging products ceasing to do business with the Company, and general economic conditions.

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

Forward-Looking Statements

        Certain statements herein, including statements as to the Company's anticipation that sales will decline and a loss incurred in the first quarter of the 2002 fiscal year and the Company's uncertainty as to its outlook for fiscal 2002 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company's success in maintaining its current customer base, the Company's ability to obtain additional customers and business, pricing factors and competition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.


                   (Letterhead of Beckman Kirkland & Whitney)



               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Certron Corporation
Los Angeles, California

We have audited the accompanying balance sheet of Certron Corporation as of October 31, 2001 and 2000, and the related statements of operations, stockholders equity, and comprehensive income (loss), and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of earnings of Certron Corporation for the year ended October 31, 1999, was audited by others other auditors whose report, dated December 15, 1999, on that statement was unqualified.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
December 13, 2001

           (Letterhead of Singer, Lewak, Greenbaum & Goldstein L.L.P.]



               Report of Independent Certified Public Accountants



Board of Directors
Certron Corporation and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Certron Corporation (a California corporation) and subsidiary for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows of Certron Corporation and subsidiary for the year ended October 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 15, 1999

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                    October 31,
                                                           -----------------------------
   ASSETS                                                     2001              2000
                                                           -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                               $ 1,075,000       $ 1,559,000
   Notes Receivable                                             99,000                --
   Trade accounts receivable, less allowance
   for doubtful accounts of $25,000 in 2001
   and $44,000 in 2000                                         129,000           289,000
   Inventories:
       Finished products                                       653,000           564,000
       Work in process                                              --            26,000
       Raw materials                                                --           201,000
                                                           -----------       -----------
             Total inventories                                 653,000           791,000
   Other current assets                                         81,000            44,000
                                                           -----------       -----------
             Total current assets                            2,037,000         2,683,000
                                                           -----------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Machinery and equipment                                     132,000           177,000
   Dies and molds                                              317,000           317,000
   Furniture, fixtures and leasehold improvements              175,000           316,000
                                                           -----------       -----------
                                                               624,000           810,000
       Less accumulated depreciation
             and amortization                                 (586,000)         (708,000)
                                                           -----------       -----------
             Net Equipment and Leasehold Improvements           38,000           102,000
                                                           -----------       -----------
MARKETABLE SECURITIES                                          113,000           200,000
OTHER ASSETS                                                    20,000            23,000
NET ASSETS OF DISCONTINUED OPERATION                            12,000            29,000
                                                           -----------       -----------
       Total Assets                                        $ 2,220,000       $ 3,037,000
                                                           ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued advertising                                     $    37,000       $    86,000
   Accrued professional fees                                    35,000            41,000
   Accrued payroll and related items                            54,000           226,000
   Other accrued expenses                                       80,000           134,000
                                                           -----------       -----------
       Total current liabilities                               206,000           487,000
                                                           -----------       -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred Stock, $1.00 par value, authorized
   500,000 shares, no shares issued and outstanding
   Common stock, no par value; stated value $1 per
   share; authorized 10,000,000 shares; issued and
   outstanding, 3,128,000 shares (2001 and 2000)             3,128,000         3,128,000
   Additional paid-in capital                                1,824,000         1,824,000
   Net unrealized loss on marketable
   equity securities                                           (87,000)          (32,000)
   Accumulated deficit                                      (2,851,000)       (2,370,000)
                                                           -----------       -----------
         Total Stockholders' Equity                          2,014,000         2,550,000
                                                           -----------       -----------
                                                           $ 2,220,000       $ 3,037,000
                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                      Year Ended October 31,
                                          -----------------------------------------------
                                             2001              2000              1999
                                          -----------       -----------       -----------
NET SALES                                 $ 1,475,000       $ 2,272,000       $ 2,765,000
                                          -----------       -----------       -----------

COSTS AND EXPENSES:
      Cost of products sold                 1,160,000         1,642,000         1,991,000
      Selling, general and
      administrative                          799,000         1,036,000         1,137,000
      Depreciation and amortization            44,000            45,000            53,000
                                          -----------       -----------       -----------

                                            2,003,000         2,723,000         3,181,000
                                          -----------       -----------       -----------

OPERATING LOSS                            ($  528,000)      ($  451,000)      ($  416,000)

OTHER INCOME
      Realized gain on marketable
        equity securities
        and other assets                        5,000            18,000             3,000
      Interest Income (net)                    73,000           105,000            75,000
                                          -----------       -----------       -----------

LOSS BEFORE PROVISION
      FOR TAXES                              (450,000)         (328,000)         (338,000)

PROVISIONS FOR TAXES                            1,000             1,000             1,000
                                          -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS              (451,000)         (329,000)         (339,000)
DISCONTINUED OPERATIONS
      Loss from discontinued
        operations, net of tax                (10,000)         (112,000)         (121,000)
      Loss on disposal of discontinued
        operations, net of tax                (20,000)               --                --
                                          -----------       -----------       -----------

NET LOSS                                  ($  481,000)      ($  441,000)      ($  460,000)
                                          ===========       ===========       ===========

NET LOSS PER SHARE
      Continuing operations               ($     0.14)      ($     0.11)      ($     0.11)
      Discontinued operations                   (0.01)            (0.03)            (0.04)
                                          -----------       -----------       -----------

      Net loss per share                  ($     0.15)      ($     0.14)      ($     0.15)
                                          ===========       ===========       ===========

Weighted average common shares
      outstanding                           3,128,000         3,128,000         3,128,000
                                          ===========       ===========       ===========

COMPREHENSIVE INCOME(LOSS)
      Unrealized (loss)gain on
      marketable equity securities        ($   55,000)      ($   26,000)      $    32,000

      Net Loss                               (481,000)         (441,000)         (460,000)
                                          -----------       -----------       -----------

      Comprehensive Loss                  ($  536,000)      ($  467,000)      ($  428,000)
                                          ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Net
                                                                     Unrealized
                                                                       (Loss)
                                                                      Gain on
                          Common Stock              Additional       Marketable
                  ----------------------------        paid-in          Equity          Accumulated
                    Shares           Amount           capital        Securities          deficit            Total
                  -----------      -----------      -----------      -----------       -----------       -----------
BALANCE
 October 31,
 1998               3,128,000      $ 3,128,000      $ 1,824,000      ($   38,000)      ($1,469,000)      $ 3,445,000

 Unrealized
 Gain on
 Marketable
 Securities                                                               32,000                              32,000

 Net Loss                                                                                 (460,000)         (460,000)
                  -----------      -----------      -----------      -----------       -----------       -----------


BALANCE
 October 31,
 1999               3,128,000      $ 3,128,000      $ 1,824,000      ($    6,000)      ($1,929,000)      $ 3,017,000

 Unrealized
 Loss on
 Marketable
 Securities                                                              (26,000)                            (26,000)

 Net Loss                                                                                 (441,000)         (441,000)
                  -----------      -----------      -----------      -----------       -----------       -----------


BALANCE
 October 31,
 2000               3,128,000      $ 3,128,000      $ 1,824,000      ($   32,000)      ($2,370,000)      $ 2,550,000

Unrealized
 Loss on
 Marketable
 Securities                                                              (55,000)                            (55,000)

 Net Loss                                                                                 (481,000)         (481,000)
                  -----------      -----------      -----------      -----------       -----------       -----------


BALANCE
 October 31,
 2001               3,128,000      $ 3,128,000      $ 1,824,000      ($   87,000)      ($2,851,000)      $ 2,014,000


   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED OCTOBER 31,
                                           -----------------------------------------------
                                              2001              2000              1999
                                           -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   ($  481,000)      ($  441,000)      ($  460,000)

Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                 64,000            65,000            73,000
  Loss from discontinued
    operations, net                             10,000           112,000           121,000
  Loss on disposal of discontinued
    operations, net                             20,000                --                --
  (Increase) Decrease in net assets
    of discontinued operations                 (17,000)            6,000            11,000
  Changes in operating assets and
  Liabilities:
    Increase in notes receivable               (99,000)               --                --
    Decrease (Increase) in trade
      accounts receivable                      175,000           (35,000)           45,000
    Decrease in inventories                    138,000            15,000            72,000
    Decrease in other assets                    15,000            15,000            20,000
   (Decrease) Increase
      in accrued expenses                     (328,000)          105,000           (76,000)
                                           -----------       -----------       -----------
Net cash used in continuing
  operations                                  (503,000)         (158,000)         (194,000)
Net cash used in
  discontinued operations                      (13,000)         (118,000)         (132,000)
                                           -----------       -----------       -----------
Net cash used in
    operating activities                      (516,000)         (276,000)         (326,000)
                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for equipment and
    Leasehold improvements                          --           (11,000)          (10,000)
  Proceeds from sale of marketable
    securities                                 224,000           326,000           468,000
  Purchase of marketable securities           (192,000)         (492,000)         (357,000)
                                           -----------       -----------       -----------
  Net cash (used in) provided by
    investing activities                        32,000          (177,000)          101,000
                                           -----------       -----------       -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                        (484,000)         (453,000)         (225,000)
CASH AND CASH EQUIVALENTS,
  beginning of year                          1,559,000         2,012,000         2,237,000
                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
  end of year                              $ 1,075,000       $ 1,559,000       $ 2,012,000
                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
 Cash paid during the year for:
  Interest                                 $        --       $        --       $    12,000
  Income Taxes                             $     1,000       $     1,000       $     1,000

   The accompanying notes are an integral part of these financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


Note 1 - Summary of Significant Accounting Policies

   Nature of Operations

   The Company's business consists primarily of the design, development, manufacturing and distribution of magnetic media products.

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

   The Company has not used the hyperinflationary accounting standards in SFAS 52 for accounting for its subsidiary in Mexico. The operation of Certron Audio, located in Mexicali, Mexico was closed on September 7, 2001.

   Cash and Cash Equivalents

   The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents.

   Notes Receivable

   A custom-assembly customer issued a promissory note to the Company for outstanding accounts in the amount of $109,490.77 payable in ten equal monthly installments at 10% interest with the first payment due on October 15, 2001 and the final payment due on July 1, 2002. All payments were current as of January 24, 2002.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Equipment and Leasehold Improvements

   Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms.

   Marketable Equity Securities

   Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 2001, the Company had no investments that qualified as trading or held to maturity.

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

   Concentrations and Uncertainties

   For fiscal year 2001, the Company's ten largest customers accounted for approximately 94% of the Company's net sales. Two of these customers accounted for 40% and 19% of the Company's net sales, respectively. The loss of one or both of these customers would have a negative short-term affect on the Company's financial position, results of operations and cash flows.

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

   Comprehensive Income

   The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

   Segment Reporting

   The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose "operating segments" based on the way management desegregates the Company for internal operating decisions. See
   Note 7 for further information about the Company's segments. The Company's Mexicali operation and the contract assembly segment of its business was closed September 2001.

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

   In June, 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

   In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

Note 2 -- Discontinued Operation

     On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. In the opinion of the management, all expenses associated with the closing Mexico operation were either paid or fully accrued in fiscal 2001. The assets in the Mexicali, Mexico facility consists primarily of accounts receivable and fixed assets.

     The estimated loss on the disposal of the discontinued operation of $30,000(net of income tax benefit of $0), represents the estimated loss on the disposal of the assets of the segment and a provision for expected operating losses during the phase-out period from September 7, 2001 through October 31, 2001.

     Disposition of the Mexicali facility, represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the period of November 1, 1999 through September 7, 2001 are shown separately in the accompanying income statement. The income statements for 2000 and 1999 have been restated and operating results of the segment are also shown separately.

     Net sales and income from the discontinued operation are as follows:

                                             2001          2000          1999
                                           --------      --------      --------
     Net Sales                             $603,000      $412,000      $130,000
     Loss from discontinued operation        10,000       112,000       121,000
     Loss on disposal of
       discontinued operation                20,000            --            --
     Income tax benefit(expense)                 --            --            --
     Net loss from
       discontinued operation                30,000       112,000       121,000

     Assets and liabilities of the Mexicali, Mexico facility to be disposed of consisted of the following at October 31:

                                           2001          2000
                                         --------      --------
     Current assets                      $ 12,000      $ 76,000
     Current liabilities                       --        47,000
                                         --------      --------
       Net assets to be disposed of      $ 12,000      $ 29,000
                                         ========      ========

     Assets are shown at their expected net realizable values as of October 31, 2001. Net assets to be disposed of at their expected net realizable values have been separately classified in the accompanying balance sheet at October 31, 2001. The balance sheet at 2000 has been restated to conform with the current year's presentation.

Note 3 - Marketable Securities

     The Company has investments in marketable equity securities, which have been classified as non current, available-for-sale, at October 31, 2000 and 2001. The investments in equity securities at October 31, 2000 had an original cost of $232,000 and a fair value of $200,000, resulting in gross unrealized loss of $48,000 and gross unrealized gain of $16,000 respectively. The investments in equity securities at October 31, 2001 have an original cost of $200,000 and a fair value of $113,000, resulting in gross unrealized loss of $91,000 and gross unrealized gain of $4,000, respectively.

Note 4 - Options

     Under the Company's 1983 Stock Option Plan, 450,000 shares of common stock were reserved for issuance to officers, directors and key employees. The 1983 plan expired by its terms in January 1993. The expiration of the 1983 plan has no effect on outstanding options granted thereunder prior to the expiration of the 1983 plan.

     The Company's Executive Stock Option Plan (the "Executive Plan") was approved by shareholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 2005. The increase in the number of shares and the extension of the expiration date of the plan were approved by shareholders in March 1995. In January 2001, the Board of Directors adopted a further amendment to the Executive Plan increasing the number of shares of Common Stock covered thereby to 600,000 shares and extending the expiration date of the Executive Plan to January 24, 2011. This amendment was approved by shareholders in March 2001. Options under the plan have been reserved for issuance to officers, directors and key employees.

     Options under both Plans may be exercised in various installments, may not be exercised beyond ten years and the option price may not be less than the market value of the common stock on the date the option is granted.

                                  Options
                                  available      Options
                                     for       granted and
    1983 Stock Option Plan          grant      outstanding        Price Range
   -------------------------      ---------    ------------     ---------------
   Balance, October 31, 1996                       64,000        $.968 - $1.66

   Canceled                                       (44,000)            $.968
                                  --------       --------

   Balance, October 31, 1997            --         20,000        $1.50 - $1.66
   Canceled                                       (20,000)       $1.50 - $1.66
                                  --------       --------

   Balance, October 31, 1998            --             --
                                  ========       ========

                                  Options
                                 available        Options
   Executive Stock                  for         granted and
     Option Plan                   grant        outstanding       Price Range
   ---------------               ----------     -----------     ---------------
   Balance, October 31, 1996       195,500        104,500       $0.810 - $1.375

   Granted                         (64,500)        64,500           $1.000
   Canceled                            500           (500)          $1.000
                                  --------       --------

   Balance, October 31, 1997       131,500        168,500       $0.810 - $1.375
   Canceled                         30,000        (30,000)          $1.375
                                  --------       --------

   Balance, October 31, 1998       161,500        138,500       $0.810 - $1.000

   Canceled                         20,000        (20,000)      $0.810 - $1.000
                                  --------       --------

   Balance, October 31, 1999       181,500        118,500           $1.000

   Granted                         (62,000)        62,000           $1.000
                                  --------       --------

   Balance, October 31, 2000       119,500        180,500           $1.000

   Increase                        300,000                          $1.000

   Canceled                         75,500        (75,500)          $1.000
                                  --------       --------

   Balance October 31, 2001        495,000        105,000           $1.000
                                  ========       ========

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                              October 31,
                                                                 2001
                                                              -----------
   Net Loss as reported                                        ($481,000)
   Loss, pro forma                                              (481,000)
   Loss per share as reported                                       (.15)
   Loss per share, pro forma                                        (.15)

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997.

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

                                                                     1997
                                                                    ------
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

   At October 31, 2001, there were 105,000 options granted and outstanding, of which 105,000 were exercisable. These options had a weighted average remaining contractual life of three years. The weighted average exercise price of the options outstanding and exercisable was $1.00.

Note 5 - Taxes on Income

   The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

   A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                             Year Ended October 31,
                                       ----------------------------------
                                        2001          2000          1999
                                       ------        ------        ------
      Statutory rate                     34.0%         34.0%         34.0%
      State taxes, net of federal
         benefit                            0%         (0.2%)         2.1%
      Unrecognized benefit of
         net operating losses           (34.0%)       (34.0%)       (34.0%)
                                       ------        ------        ------

      Effective tax rate                    0%         (0.2%)         2.1%
                                       ======        ======        ======

   For federal income tax return purposes, net operating losses of approximately $3,068,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $317,000 expire beginning October 31, 2002.

   Significant components of the Company's deferred tax asset consist of the following:

                                            October 31,       October 31,
                                               2001              2000
                                            -----------       -----------
      Net operating loss carry forward      $ 1,071,000       $   960,000
      State Taxes                                30,000            32,000
      Vacation and severance accruals            16,000            88,000
      Allowance for bad debts                    10,000            18,000
      Inventory                                 103,000           140,000
      Depreciation                               21,000            24,000
      Close Out Reserves                         29,000                --
      Loss on marketable equity
         securities                             141,000           142,000
                                            -----------       -----------
      General business credit                        --                --
                                            -----------       -----------
         Total deferred tax assets            1,421,000         1,404,000
      Valuation allowance for deferred
         tax assets                          (1,421,000)       (1,404,000)
                                            -----------       -----------
                                            $        --       $        --
                                            ===========       ===========

   The deferred tax assets have been offset in their entirety by a valuation allowance due to the uncertainty of their realization.

Note 6 -- Commitments and Contingencies

   Operating Leases -

   The Company leases office, production and warehouse facilities under long-term operating leases. Aggregate minimum net lease payments under non-cancelable operating leases as of October 31, 2001, are $161,000.

   Total rental expense charged to operations amounted to $197,000, $204,000, and $201,000, for the years ended October 31, 2001, 2000, and 1999 respectively. Rent paid to Louart for the years ended October 31, 2001, 2000 and 1999 totaled $84,000, $118,633, and $135,000 respectively.

   Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.
   Employment Contract -


   On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal year ended October 31, 1998, the Chairman and CEO voluntarily reduced his compensation to $160,000, in fiscal year ended October 31, 1999 to $153,000, in fiscal year ended October 31, 2000 to $139,000 and in fiscal year ended October 31, 2001 to $117,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31, 2001 and in November 2001 the Agreement was amended to extend the term thereof through October 31, 2003.

   Contingencies --

   The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Note 7 - Industry Segment Information

   In fiscal 2001, the Company operated principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the design, development, assembly and sale of blank magnetic media and related products. On September 7, 2001, the contract assembly segment was closed and as set forth in the financial information by industry segment as discontinued operations. See Note 2 for further information on this discontinued operation.

   Sales to two single customers in the magnetic media products field accounted for $869,000(59% of total magnetic media sales) in 2001, $1,152,000 (50.7% of total magnetic media sales) in 2000; $1,227,000 (44.4% of total magnetic media sales) in 1999. Receivables from these customers totaled $56,900 and $40,400,respectively at October 31, 2001.

   Identifiable assets by industry segment are those that are used in the Company's operation in each industry. Corporate assets are principally cash and other assets.

    Financial information for 2001, 2000 and 1999 by industry segment, is summarized as follows:

                                                 2001              2000              1999
                                              -----------       -----------       -----------
    Net sales to unaffiliated customers:
      Magnetic media products                 $ 1,475,000       $ 2,272,000       $ 2,765,000
      Discontinued operations                     603,000           412,000           130,000
                                              -----------       -----------       -----------

      Consolidated                            $ 2,078,000       $ 2,684,000       $ 2,895,000
                                              ===========       ===========       ===========

    Operating profit:
      Magnetic media products                 $   131,000       $   448,000       $   331,000
      Discontinued operations                     158,000            84,000            31,000
                                              -----------       -----------       -----------
                                                  289,000           532,000           362,000

    General corporate expenses                   (847,000)       (1,095,000)         (899,000)
    Realized gain & loss on
      marketable securities                         5,000            18,000             3,000
   Interest expense                                    --                --           (12,000)
    Other income-interest                          73,000           105,000            87,000
                                              -----------       -----------       -----------
    Loss before taxes on
      income(benefit) and
      extraordinary credit                    ($  480,000)      ($  440,000)      ($  459,000)
                                              ===========       ===========       ===========

    Identifiable assets:
      Magnetic media products                 $   918,000       $ 1,183,000       $ 1,220,000
      Discontinued operations                      11,000            76,000            47,000
                                              -----------       -----------       -----------
         Total identifiable asset                 929,000         1,259,000         1,267,000

    General corporate assets                    1,291,000         1,778,000         2,179,000
                                              -----------       -----------       -----------

         Total assets                         $ 2,220,000       $ 3,037,000       $ 3,446,000
                                              ===========       ===========       ===========

    Depreciation and amortization:
      Magnetic media products                 $    64,000       $    65,000       $    73,000
      Discontinued operations                          --                --                --
                                              -----------       -----------       -----------

         Total depreciation and
         amortization                         $    64,000       $    65,000       $    73,000
                                              ===========       ===========       ===========

    Capital expenditures:
      Magnetic media products                 $        --       $    11,000       $    10,000
      Discontinued operations                          --                --                --
                                              -----------       -----------       -----------
         Total capital expenditures           $        --       $    11,000       $    10,000
                                              ===========       ===========       ===========

Intercompany transfers to the Company's wholly owned subsidiary operating under a Maquiladora program in Mexicali, B.C., Mexico amounted to $348,000 (2001), $498,000 (2000), and $269,000 (1999). The net book value of tangible identifiable assets of the subsidiary amounted to $11,000 at October 31, 2001.

Note 8 - Related Party Transactions

    The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

    The payments made to Louart for these items are as follows:

           2001           $192,000
           2000           $250,000
           1999           $274,000

Note 9 - Cash

    The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2001, uninsured portions of balances held at those banks aggregated to $975,000.

Note 10 -- Mexicali, Mexico Operations

    On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. This closure was in response to a decline in the market for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing customer and the negative outlook for the retention of its sole existing customers and additional contract assembly business. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001.

                                    PART III


    The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron's definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 2001, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.



(a) 1. FINANCIAL STATEMENTS

       The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:

       Report of Independent Certified Public Accountants -
           Beckman Kirkland & Whitney                                       11
           Singer, Lewak, Greenbarum and Goldstein LLP                      12
       Consolidated balance sheets - October 31, 2001 and 2000              13
       Consolidated statements of operations and comprehensive
         income - years ended October 31, 2001, 2000 and 1999               14
       Consolidated statements of stockholders' equity - years
           ended October 31, 2001, 2000 and 1999                            15
       Consolidated statements of cash flows - years ended
           October 31, 2001, 2000 and 1999                                  16
       Notes to consolidated financial statements                           17


  2.   FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and qualifying accounts                      31

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

       *10.1 Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).

       *10.2 Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).

       *10.3 Amendment to Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10Q for the quarter ended April 30, 2001).

       *10.4 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).

       *10.5 Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

       *10.6 Amendment to Employment Agreement between Registrant and Marshall
I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1998).

       21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's Annual report on form 10-K for the year ended October 31, 1981).

       23.1 Beckman Kirkland & Whitney consent.

       23.2 Singer, Lewak, Greenbaum and Goldstein LLP consent.


* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) During the fourth quarter of Registrant's fiscal year ended October 31, 2001 no reports on Form 8K were filed.

                       CERTRON CORPORATION AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                 Balance at   Additions     Balance of     Balance at
                                 beginning    charged to     accounts       end of
Classifications                  of period     expense      written off     period
---------------                  ----------   ----------    -----------    ----------

YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful
    accounts                     $ 44,000      $      0      $ 19,000      $ 25,000
                                 ========      ========      ========      ========


YEAR ENDED OCTOBER 31, 2000
    Allowance for doubtful
    accounts                     $ 46,000      $      0      $  2,000      $ 44,000
                                 ========      ========      ========      ========


YEAR ENDED OCTOBER 31, 1999
    Allowance for doubtful
    accounts                     $ 46,000      $      0      $      0      $ 46,000
                                 ========      ========      ========      ========

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 2002

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

Signature                   Title                                       Date
---------                   -----                                       ----

/s/ MARSHALL I. KASS        Chairman of the Board and                   January 28, 2002
-------------------------   Chief Executive Officer and Director
Marshall I. Kass            (Principal Executive Officer and
                            Principal Financial Officer)


/s/ JONATHAN F. KASS        President and Director                      January 28, 2002
-------------------------
Jonathan F. Kass



/s/ MICHAEL S. KASS         Executive Vice President and                January 28, 2002
-------------------------   Director
Michael S. Kass



/s/ SUSAN E. KASS           Secretary-Treasurer and                     January 28, 2002
-------------------------   Director
Susan E. Kass



/s/ JESSE A. LOPEZ          Corporate Controller and Director           January 28, 2002
-------------------------   (Principal Accounting Officer)
Jesse A. Lopez

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

*10.1 Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated
               February 21, 1989).

*10.2          Amendment to Registrant's Executive Stock Option Plan
               (incorporated by reference to Exhibit 10.5 to Registrant's Annual
               Report on form 10-K for the year ended October 31, 1995).

*10.3          Amendment to Registrant's Executive Stock Option Plan
               (incorporated by reference to Exhibit 10.1 to Registrant's
               Quarterly Report on Form 10Q for the quarter ended April 30,
               2001).

*10.4          Form of Indemnification Agreement between Registrant and its
               Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated
               February 17, 1988).

*10.5          Employment Agreement effective as of November 1, 1993 between
               Registrant and Marshall I. Kass (incorporated by reference to
               Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

*10.6          Amendment to Employment Agreement between Registrant and Marshall
               I. Kass dated November 1, 1998 (incorporated by reference to
               Exhibit 10.8 to Registrant's Annual Report on Form 10K for the fiscal year ended October 31, 1998).

21.            Subsidiaries of Registrant (incorporated by reference to Exhibit
               22 to Registrant's Annual report on Form 10-K for the year ended
               October 31, 1981).

23.1           Beckman Kirkland & Whitney consent.

23.2           Singer Lewak Greenbaum & Goldstein consent.


* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K