Form 10-Q
period 2002-01-31
CERTRON CORP
filed 2002-03-13
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No.: 09081

CERTRON CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Sawtelle Boulevard, Los Angeles, CA	90025

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 914-0300

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

Yes  [X]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of March 1, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	January 31,	October 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,074	$1,075
Notes Receivable	66	99
Trade accounts receivable, net	53	129
Inventories:
Finished products	665	653
Other current assets	59	81

Total current assets	1,917	2,037

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	132	132
Dies and molds	317	317
Furniture, fixtures and leasehold improvements	175	175

	624	624
Less accumulated depreciation and amortization	(591)	(586)

Net equipment and leasehold improvements	33	38

MARKETABLE SECURITIES	56	113
OTHER ASSETS	20	20
NET ASSETS OF DISCONTINUED OPERATION	0	12

TOTAL ASSETS	$2,026	$2,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$45	$37
Accrued professional fees	34	35
Accrued payroll and related items	27	54
Other accrued expenses	79	80

Total current liabilities	185	206

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common stock, no par value; stated value $1.00 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(67)	(87)
Accumulated deficit	(3,044)	(2,851)

Total stockholders’ equity	1,841	2,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,026	$2,220

The accompanying notes are integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	For the Three Months
	Ended January 31,

	2002	2001

NET SALES	$205	$424

COST AND EXPENSES
Cost of products sold	190	326
Selling, general & administrative	209	232
Depreciation and amortization	5	14

Total costs and expenses	404	572

Loss before other income and expenses	(199)	(148)
Realized gain on Marketable Securities	—	5
Other income — Interest (net)	6	22

Net loss before provision for income taxes	($193)	($121)
Provision for taxes	—	1

Loss from continuing operations	($193)	($122)
Gain (loss) from discontinued operations	—	—

Net loss	(193)	(122)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on Marketable Securities	20	20

Comprehensive loss	($173)	($102)

PER SHARE INFORMATION:
Basic net loss per share	($0.06)	($0.04)

Diluted net loss per share	($0.06)	($0.04)

Weighted average number of common shares outstanding	3,128,000	3,128,000

The accompanying notes are integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Three Months Ended January 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($193)	($122)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	15
Changes in operating assets and liabilities:
Decrease in notes receivable	33	—
Decrease in trade accounts receivable	76	—
(Increase) Decrease in inventories	(12)	14
Decrease in other assets	22	15
Decrease in accrued expenses	(21)	(8)

Net cash used in continuing operations	(90)	(86)
Decrease in net assets of discontinued operations	12	—

Net cash used in operating activities	(78)	(86)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	81	176
Purchase of marketable securities	(4)	(33)

Net cash provided by investing activities	77	143

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	57
CASH AND CASH EQUIVALENTS, beginning of period	1,075	1,559

CASH AND CASH EQUIVALENTS, end of period	$1,074	$1,616

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended January 31, 2002
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the “Company”), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2001, the Company reported a net loss from continuing operations of $451,000 on sales of $1,475,000 and a net loss from discontinued operations of $30,000 on sales of $603,000.

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At January 31, 2002 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — NOTES RECEIVABLE

A custom-assembly customer issued a promissory note to the Company for outstanding accounts in the amount of $109,490 payable in ten equal monthly installments at 10% interest with the first payment due on October 15, 2001 and the final payment due on July 1, 2002. The balance is $65,694.45 as of January 31, 2002. All payments were current as of February 28, 2002.

NOTE D — DISCONTINUED OPERATIONS

On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. In the opinion of the management, all expenses associated with the closing of Mexico operation were either paid or fully accrued in fiscal 2001. The assets in the Mexicali, Mexico facility consists primarily of accounts receivable and fixed assets.

Disposition of the Mexicali facility, represents the disposal of a business segment under Accounting Principles Board (“AFB”) Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the quarter ending January 31, 2001 are shown separately in the accompanying income statement. The income statement for the quarter ending January 31, 2001 has been restated and operating results of the segment are also shown separately.

Net sales and income from the discontinued operations are as follows:

	2002	2001

Net sales	—	175,000
Loss from discontinued operations	—	—
Loss on disposal of discontinued operations	—	—
Income tax expense	—	—
Net loss from discontinued operations	—	—

NOTE E — Legal Proceedings

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The Company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ, include, among others things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 10.36 to 1 at January 31, 2002.

	01/31/02	10/31/01

Working capital	$1,732,000	$1,831,000
Current ratio	10.36 to 1	9.89 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At January 31, 2002, the Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company’s margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets.

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

RESULTS OF OPERATIONS

First Quarter Fiscal 2002 compared to First Quarter Fiscal 2001

     During the first quarter of fiscal 2002, the Company had a net loss from continuing operations of $193,000, compared to a net loss from continuing operations of $122,000 in the first quarter of fiscal 2001. The increase in the net loss from continuing operations for the first quarter of fiscal 2002 compared to the net loss from continuing operations in the first quarter of 2001 was due to a decrease in magnetic media sales of $219,000 from $424,000 in the first quarter of 2001 to $205,000 in the first quarter of 2002.

     On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. This closure was in response to a decline in the market for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing contract assembly customer and the negative outlook for the retention of its then sole remaining contract assembly customer and additional contract assembly business. The contract assembly operations are reflected as discontinued operations in the Company’s financial statements. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001.

     Net sales from continuing operations were $205,000 for the first quarter of 2002 as compared to sales of $424,000 in the first quarter of 2001. The decrease of $219,000 or 52% was primarily the result of the decrease in sales on video cassettes, mini and micro cassettes of $77,000, dictation cassettes of $116,000 and other magnetic media products of $26,000. The Company expects the sales in the second quarter of fiscal 2002 to be less than the sales in the first quarter of fiscal 2002. Net sales for discontinued operations were $175,000 in the first quarter of fiscal 2001.

     Gross margins decreased by $83,000 for the quarter ended January 31, 2002, to $15,000 in the first quarter of fiscal 2002 from $98,000 in the first quarter of fiscal 2001. The primary reason for the decrease is due to decreased magnetic media sales.

     The Company has not recorded a provision for federal income tax for first quarter of 2002 due to utilization of net operating loss carry forward to offset taxable income.

     The Company invested some cash, not needed in operations, in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 2002, the Company held common stocks which had a cost of approximately $123,000 and market value of approximately $56,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $67,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, including the statement as to the Company’s sales in the second quarter of the 2002 fiscal year and the opinion of management concerning the expenses associated with the closing of the Mexicali operations, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the obtaining of increased orders from its existing customers, the Company’s ability to obtain additional customers and business, pricing factors, competition, and the Company’s reserve for expenses being less than expenses actually incurred by the Company in connection with the closing of the Mexicali facility and assembly operations or the incurring by the Company of additional unanticipated liabilities, costs and expenses in connection with the closing of the facility and operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk Not applicable.

PART II. OTHER INFORMATION

Item 4. Exhibits and Report on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K:

During the quarter ended January 31, 2002, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date: March 13, 2002	/s/ Jesse A. Lopez

Jesse A. Lopez Controller (Principal Accounting Officer)

Date: March 13, 2002	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board and Chief Executive Officer