Form 10-Q
period 2002-04-30
CERTRON CORP
filed 2002-06-11
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of June 1, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	April 30,	October 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$882	$1,075
Notes Receivable	33	99
Trade accounts receivable, net	111	129
Inventories:
Finished products	596	653
Other current assets	37	81

Total current assets	1,659	2,037

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	132	132
Dies and molds	317	317
Furniture, fixtures and leasehold improvements	175	175

	624	624
Less accumulated depreciation and amortization	(595)	(586)

Net equipment and leasehold improvements	29	38

MARKETABLE SECURITIES	77	113
OTHER ASSETS	20	20
NET ASSETS FROM DISCONTINUED OPERATIONS	—	12

TOTAL ASSETS	$1,785	$2,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$3	$37
Accrued professional fees	25	35
Accrued payroll and related items	26	54
Other accrued expenses	81	80

Total current liabilities	135	206

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share: authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(75)	(87)
Accumulated deficit	(3,227)	(2,851)

Total stockholders’ equity	1,650	2,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,785	$2,220

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended April 30,		Six Months ended April 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

NET SALES	$201	$381	$406	$805

COST AND EXPENSES
Cost of products Sold	176	304	366	630
Selling, general & administrative	210	228	419	460
Depreciation and Amortization	4	14	9	28

Total costs and expenses	390	546	794	1,118

Loss before other income and expenses	(189)	(165)	(388)	(313)
Other income -
Interest (net)	6	20	12	42
(Loss) Gain on sale of stock	—	(1)	1	4

Net loss before Provision for taxes	($183)	($146)	($375)	($267)
Provision for taxes	—	—	1	1

Loss from continuing operations	($183)	($146)	($376)	($268)
Loss from discontinued operations	—	(12)	—	(12)

Net loss	($183)	($158)	($376)	($280)
OTHER COMPREHENSIVE
INCOME (LOSS):
Unrealized gain (loss) on Marketable Securities	12	(13)	12	(13)

Comprehensive loss	($171)	($171)	($364)	($293)

PER SHARE INFORMATION:
Basic loss per share	($0.05)	($0.05)	($0.12)	($0.09)

Diluted loss per share	($0.05)	($0.05)	($0.12)	($0.09)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Six Months Ended April 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($376)	($280)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	28
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	84	61
Decrease in inventories	57	54
Decrease (Increase) in other assets	44	(43)
Decrease in accrued expenses	(71)	(73)
Decrease in net assets of discontinued operations	12	—

Net cash used in operating activities	(241)	(253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures
Proceeds from sale of marketable securities	85	182
Purchase of marketable securities	(37)	(94)

Net cash provided by investing activities	48	88

NET DECREASE IN CASH AND CASH EQUIVALENTS	(193)	(165)
CASH AND CASH EQUIVALENTS, beginning of period	1,075	1,559

CASH AND CASH EQUIVALENTS, end of period	$882	$1,394

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 30, 2002
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the “Company”), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2001, the Company reported a net loss from continuing operations of $451,000 on sales from continuing operations of $1,475,000 and a net loss from discontinued operations of $30,000 on sales from discontinued operations of $603,000.

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At April 30, 2002 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — NOTES RECEIVABLE

A custom-assembly customer issued a promissory note to the Company for outstanding accounts in the amount of $109,490 payable in ten equal monthly installments at 10% interest with the first payment due on October 15, 2001 and the final payment due on July 1, 2002. The balance is $32,847.21 as of April 30, 2002. All payments were current as of April 30, 2002.

NOTE D — DISCONTINUED OPERATIONS

On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. In the opinion of management, all expenses associated with the closing of Mexico operation were either paid or fully accrued in fiscal 2001. The assets in the Mexicali, Mexico facility consists primarily of accounts receivable and fixed assets.

Disposition of the Mexicali facility, represents disposal of a business segment under Accounting Principles Board Opinion No.30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the quarter ending April 30, 2001 are shown separately in the accompanying income statement. The income statement for the quarter ending April 30, 2001 has been restated and operating results of the segment are also shown separately.

Net sales and income from the discontinued operations are as follows:

	For the Six Months Ended April 30,

	2002	2001

Net sales	—	341,000
Loss from discontinued operations	—	(12,000)
Loss on disposal of discontinued operations	—	—
Income tax expense	—	—
Net loss from discontinued operations	—	(12,000)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 12.29 to 1 at April 30, 2002.

	04/30/02	10/31/01

Working capital	$1,524,000	$1,831,000
Current ratio	12.29 to 1	9.89 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At April 30, 2002, the Company had no material commitments for capital expenditures.

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

     Over the past several years, in an attempt to increase its sales and operating profits the Company has investigated several companies for possible purchase. None of these companies were found to be satisfactory for acquisition by the Company. The Company is continuing its search for an acquisition of a product line or lines or business and investigating other opportunities for increasing shareholder value, including strategic alliances and the sale of its business. There can be no assurance, however that the Company will be successful in any of these endeavors.

RESULTS OF OPERATIONS

Second Quarter Fiscal 2002 compared to Second Quarter Fiscal 2001

     During the second quarter of fiscal 2002, the Company had a net loss from continuing operations of $183,000 as compared to a net loss from continuing operations of $146,000 during the second quarter of fiscal 2001. The increase in net loss from continuing operations for the second quarter of 2002 compared to the net loss from continuing operations in the second quarter of 2001 was due to a decrease in magnetic media sales of $180,000 from $381,000 in the second quarter of 2001 to $201,000 in the second quarter of 2002.

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

     Net sales from continuing operations were $201,000 for the second quarter of 2002 as compared to sales of $381,000 in the second quarter of 2001. The decrease of $180,000 or 47% was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $76,000 and other magnetic media products of $104,000. Net sales for discontinued operations were $166,000 in the second quarter of 2001. Sales of micro and mini cassettes have decreased due in part to certain electronic products such as answering machines using magnetic tape being replaced by digital devices. The Company expects that the sales for the third quarter of fiscal 2002 will be approximately the same or less than the sales in the second quarter of fiscal 2002.

     Gross margins decreased by $52,000 for the quarter ended April 30, 2002, from $77,000 in the second quarter of fiscal 2001 to $25,000 in the second quarter of fiscal 2002. The primary reason for the decrease is due to decreased magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $18,000 during the second quarter of fiscal 2002 from $228,000 in the second quarter of fiscal 2001 to $210,000 in the second quarter of fiscal 2002.

     The Company has not recorded a provision for federal income tax for the second quarter of 2001 and 2002 due to operating losses. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2002, the Company held common stocks which had a cost of approximately $152,000 and market value of approximately $77,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $75,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Six Months Fiscal 2002 compared to Six Months Fiscal 2001

     For the first six months of fiscal 2002, the Company had a net loss from continuing operations of $376,000 as compared to a net loss from continuing operations of $268,000 for the first six months of fiscal 2001. The increase in net loss for the first six months of fiscal 2002 as compared to the first six months of fiscal 2002 of $108,000 is due primarily to the decrease in gross profit of $135,000, decrease of $3,000 in gain of sale in stocks, decrease of $30,000 in interest income offset by the decrease in selling, general administrative and depreciation expenses of $60,000.

     Net sales from continuing operations were $406,000 for the first six months of 2002 as compared to net sales from continuing operations of $805,000 for the first six months of 2001. The decrease of $399,000 or 49% was primarily the result of a decrease in sales of audio cassettes of $28,000, in mini and micro cassettes of $68,000, in video cassettes of $63,000, and in other magnetic media products of $240,000.

     Gross margins decreased by $135,000 for the first six months of fiscal 2002, from $175,000 for the first six months of fiscal 2001 to $40,000 for the first six months of fiscal 2002. The primary reason for the decrease is due to decreased sales of magnetic media products.

     Due to the decrease in net sales, selling, general and administrative, and depreciation expenses decreased by $60,000 during the first six months of fiscal 2002 from $488,000 for the first six months of fiscal 2001 compared to $428,000 for the first six months of fiscal 2002.

     The Company has not recorded a provision for federal income tax for the first six months of 2002 and 2001 due to operating losses. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2002, the Company held common stocks which had a cost of approximately $152,000 and market value of approximately $77,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $75,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, including statements as to the Company’s anticipated sales in the third quarter of the 2002 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the obtaining of increased orders from private label customers, the Company’s ability to obtain additional customers and business, pricing factors and competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

PART II. OTHER INFORMATION.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  On March 26, 2002, the Registrant held its Annual Meeting of Shareholders.

     (b)  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

     (c)  At the meeting, the following persons were elected by the vote indicated (there were 26,593 Broker non-votes) as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

Name	Vote For	Withheld	Abstain

Marshall I. Kass	2,626,874	5,767	162,577
Jonathan F. Kass	2,626,874	5,767	162,577
Michael S. Kass	2,626,874	5,767	162,577
Susan E. Kass	2,626,874	6,757	162,577
Jesse A. Lopez	2,626,844	5,797	162,577

Item 6. Exhibit and Reports on Form 8-K

     (a)  Exhibit:

     (b)  Reports on Form 8-K:

During the quarter ended April 30, 2002, no reports on Form 8-K were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

/s/ Marshall I. Kass
Date: June 11, 2002	Marshall I. Kass Chairman of the Board, Chief Executive Officer and Principal Financial Officer