Form 10-Q
period 2002-07-31
CERTRON CORP
filed 2002-08-27
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes    [  x ]       No    [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of August 22, 2002

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	July 31,	October 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$837	$1,075
Notes Receivable	8	99
Trade accounts receivable, net	89	129
Inventories:
Finished products	523	653
Other current assets	25	81

Total current assets	1,482	2,037

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	132	132
Dies and molds	317	317
Furniture, fixtures and leasehold improvements	175	175

	624	624
Less accumulated depreciation and amortization	(599)	(586)

Net equipment and leasehold improvements	25	38

MARKETABLE SECURITIES	78	113
OTHER ASSETS	20	20
NET ASSETS FROM DISCONTINUED OPERATIONS	—	12

TOTAL ASSETS	$1,605	$2,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$14	$37
Accrued professional fees	35	35
Accrued payroll and related items	25	54
Other accrued expenses	73	80

Total current liabilities	147	206

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share: authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(99)	(87)
Accumulated deficit	(3,395)	(2,851)

Total stockholders’ equity	1,458	2,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,605	$2,220

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended July 31,		Nine Months ended July 31,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
NET SALES	$186	$348	$592	$1,153

COST AND EXPENSES
Cost of products sold	187	274	553	904
Selling, general & administrative	167	236	586	722
Depreciation and amortization	4	13	13	41

Total costs and expenses	358	523	1,152	1,667

Loss before other income and expenses	(172)	(175)	(560)	(514)
Other income -
Interest (net)	4	17	16	59
Gain on sales of stock	—	—	1	4

Net loss before provision	($168)	($158)	($543)	($451)
Provision for taxes	—	—	1	1

Loss from continuing operations	($168)	($158)	($544)	($452)
Gain (loss) from Discontinued operations	—	22	—	10

Net Loss	($168)	($136)	($544)	($442)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized Loss on marketable securities	(12)	(54)	(12)	(54)

Comprehensive loss	($180)	($190)	($556)	($496)

PER SHARE INFORMATION:
Basic loss per share	($0.05)	($0.04)	($0.17)	($0.14)

Diluted loss per share	($0.05)	($0.04)	($0.17)	($0.14)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Nine Months Ended July 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($544)	($404)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	41
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	131	55
Decrease in inventories	130	62
Decrease in other assets	56	41
Decrease in accrued expenses	(59)	(93)
Decrease in net assets of discontinued Operations	12	—

Net cash used in operating activities	(261)	(298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	85	182
Purchase of marketable securities	(62)	(137)

Net cash provided by (used in) investing activities	23	45

NET DECREASE IN CASH AND CASH EQUIVALENTS	(238)	(253)
CASH AND CASH EQUIVALENTS, beginning of period	1,075	1,559

CASH AND CASH EQUIVALENTS, end of period	$837	$1,306

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended July 31, 2002
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

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At July 31, 2002 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — NOTES RECEIVABLE

A custom-assembly customer issued a promissory note to the Company for outstanding accounts in the amount of $109,490 payable in ten equal monthly installments at 10% interest with the first payment due on October 15, 2001 and the final payment due on July 1, 2002. The balance is $8,437 as of July 31, 2002, which is past due as of July 31, 2002.

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

Disposition of the Mexicali facility, represents disposal of a business segment under Accounting Principles Board Opinion No.30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the quarter and nine months ending July 31, 2001 are shown separately in the accompanying income statement. The income statement for the quarter and nine months ending July 31, 2001 has been restated and operating results of the segment are also shown separately.

Net sales and income from the discontinued operations are as follows:

	For the Nine Months
	Ended July 31,

	2002	2001

Net sales	—	535,000
Gain from discontinued operations	—	10,000
Gain (loss)on disposal of discontinued operations	—	—
Income tax expense	—	—
Net gain from discontinued operations	—	10,000

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

NOTE F — MAJOR CUSTOMER

During the nine months ended July 31, 2002 the Company had two major customers which accounted for approximately $344,000 or 58% and $65,000 or 10% of sales. The loss of these customers would have a negative effect on the Company’s financial position. Although the customer has continued to place orders with the Company, the Company has been advised that their largest customer will no longer be using Certron as a prime source. The loss of the major customer will have a material negative effect on earnings and sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 10.08 to 1 at July 31, 2002.

	07/31/02	10/31/01

Working capital	$1,335,000	$1,831,000
Current ratio	10.08 to 1	9.89 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At July 31, 2002, the Company had no material commitments for capital expenditures.

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

     Although it has continued to place orders with the Company during this quarter, the Company was advised by their largest customer which accounted for approximately $344,000 of sales during the nine month period ended July 31, 2002, that the customer would no longer be using the Company as a prime source. The loss of this customer will have a material adverse effect on sales and earnings.

     Over the past several years, in an attempt to increase its sales and operating profits the Company has investigated companies for possible purchase. None of these companies were found to be satisfactory for acquisition by the Company. The Company is continuing its search for an acquisition of a product line or lines or business and investigating other opportunities for increasing shareholder value, including strategic alliances and the sale of its business. There can be no assurance, however that the Company will be successful in any of these endeavors.

RESULTS OF OPERATIONS

Third Quarter Fiscal 2002 compared to Third Quarter Fiscal 2001

     During the third quarter of fiscal 2002 the Company had a loss from continuing operations of $168,000 on sales from continuing operations of $186,000 as compared to a loss from continuing operations of $158,000 on sales from continuing operations of $348,000 during the third quarter of fiscal 2001.

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

     Net sales from continuing operations were $186,000 for the third quarter of 2002 as compared to net sales from continuing operations of $348,000 in the third quarter of 2001. The decrease of $162,000 or 47% was the result of a decrease in magnetic media product sales.

     Gross margin decreased by $75,000 for the third quarter of fiscal 2002 from $74,000 for the third quarter of fiscal 2001 to ($1,000) for the third quarter of fiscal 2002. The primary cause of the decrease is the diminishing market for the magnetic media products. Due to this industry decline, the Company wrote down certain inventory items during the third quarter, resulting in a negative gross margin.

     Due to the decrease in net sales, cost of sales decreased by $87,000 during the third quarter of fiscal 2002, from $274,000 in the third quarter of fiscal 2001 to $187,000 in the third quarter of 2002. Selling, general and administrative and depreciation expenses decreased by $78,000 due to the decrease in net sales during the third quarter of fiscal 2002 from $249,000 in the third quarter of fiscal 2001 to $177,000 in the third quarter of fiscal 2002.

     The Company has not recorded a provision for federal income tax for the third quarter of 2001 or 2002 due to losses incurred during those periods. Any future tax benefits from those losses have been offset by a valuation reserve. The $1,000 represents the minimum state tax.

     The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2002, the Company held common stocks that had a cost of approximately $177,000 and market value of approximately $78,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $99,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Nine Months Fiscal 2002 compared to Nine Months Fiscal 2001

     For the first nine months of fiscal 2002, the Company had a loss from continuing operations of $544,000 on sales from continuing operations of $592,000 as compared to a loss from continuing operations of $452,000 on sales from continuing operations of $1,153,000 during the first nine months of fiscal 2001. The increase in net loss for the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 of $92,000 is due primarily to the decrease in gross profit of $210,000, decrease in gain on sales of stock investment of $3,000, decrease in interest income of $43,000 and offset by decrease in selling and general expenses and depreciation of $164,000 over the first nine months of fiscal 2002.

     Net sales from continuing operations were $592,000 for the first nine months of 2002 as compared to net sales from continuing operations of $1,153,000 for the first nine months of 2001. The decrease of $561,000 or 49% was primarily the result of a decrease in sales of audio cassettes of $24,000, mini and micro cassettes of $93,000, video cassettes of $69,000 and other magnetic products of $375,000.

     Gross margins decreased by $210,000 for the first nine months of fiscal 2002, from $249,000 for the first nine months of fiscal 2001 to $39,000 for the first nine months of fiscal 2002. The primary cause of the decrease is the diminishing market for the magnetic media products.

     Due to the decrease in net sales, selling, general and administrative and depreciation expenses decreased by $164,000 during the first nine months of fiscal 2002 from $763,000 for the first nine months of fiscal 2001 compared to $599,000 for the first nine months of fiscal 2002.

     As discussed under “Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001,” on September 7, 2001, the Company closed its Mexicali, Mexico facility and its contract assembly operations.

     The Company has not recorded a provision for federal income tax for the first nine months of 2002 or 2001 due to losses incurred during those periods. Any future tax benefits from those losses have been offset by a valuation reserve. The $1,000 represents the minimum state tax.

     The Company has invested cash in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2002, the Company held common stocks which had a cost of approximately $177,000 and market value of approximately $78,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $99,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, whether and for how long the Company can retain its major customer who has notified the Company that it will no longer be using the Company as a prime source, the obtaining of increased orders from existing customers, the Company’s ability to obtain additional customers and business, pricing factors and competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

PART II. OTHER INFORMATION.

Item 6. Exhibit and Reports on Form 8-K

     (a)  Exhibits: 99 Certification under Section 906 of the the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     During the quarter ended July 31, 2002, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date:	August 27, 2002	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board, Chief Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

99	Certification under Section 906 of the Sarbanes-Oxley Act of 2002