Form 10-K
period 2002-10-31
CERTRON CORP
filed 2003-01-29
CIK 19002

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the fiscal year ended October 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from                      to

           Commission File No. 0-9081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2461404

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080 Los Angeles, California	90064

(Address of principal executive offices)	(Zip Code)

           Registrant’s telephone number, including area code: (310) 914-0300

           Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒;

The aggregate market value of registrant’s voting stock held by non-affiliates as of January 27, 2003, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $193,496.

As of January 27, 2003, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by part III is incorporated by reference to registrant’s definitive proxy statement which registrant intends to file pursuant to regulation 14A by a date no later than 120 days after October 31, 2002. If such definitive proxy statement is not filed in the 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-K not later than the end of the 120-day period.

PART I

Item 1. Business.

     Certron Corporation is referred to herein as the “Company” or “Certron” and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

     Certron’s business presently consists primarily of the distribution of magnetic media products. On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations which were conducted at that facility. This closure was in response to a decline in the market for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing contract assembly customer and the negative outlook for the retention of its then sole remaining contract assembly customer and additional contract assembly business. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001.

     The following table sets forth, for the years ended October 31, 2002, 2001, and 2000, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 2002, 2001 and 2000 attributable to each of the Company’s industry segments, its magnetic media products segment and its contract assembly segment which is shown as discontinued operations.

	Year ended October 31,

	2002	2001	2000

	(In Thousands)
Net sales to unaffiliated customers:
Magnetic Media products	$750	$1,475	$2,272
Discontinued operations	—	$603	$412
Operating profit before general corporate expense:
Magnetic Media products	$78	$131	$448
Discontinued operations	—	158	84
Identifiable assets:
Magnetic Media products	$346	$918	$1,183
Discontinued operations	—	11	76

Magnetic Media Products

     The Company’s magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics are presently being procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 2002, 2001 and 2000, net sales of the Company’s magnetic media products were as follows:

	Net Sales

Product	2002	2001	2000

Audio magnetic tape products	$621	$1,160	$1,843
Video cassettes	129	315	429

	$750	$1,475	$2,272

     Certron sells blank audio magnetic tapes in several cassette configurations of various sizes and playing times, and distributes VHS video cassettes. The Company purchases substantially all of its products from sources in the Far East. Although the majority of purchases from the Far East are from one vendor, all the products produced by this vendor are available from other sources and the Company does not anticipate that it will be unable to obtain these products.

     Certron’s magnetic media products are marketed and sold primarily in the United States to wholesale distributors, original equipment manufacturers, mail order companies and major retail outlets. Less than 5% of the Company’s net sales during the last three fiscal years were to foreign customers. The Company’s products are distributed under its own labels and under different customer labels. Standard sized and miniaturized cassettes for dictation purposes and cassettes for telephone answering devices are also sold to office supply outlets and distributors. Digital telephone answering machines have substantially replaced telephone answering devices using magnetic tape cassettes which has substantially reduced the Company’s sales of micro cassettes.

     For the fiscal year ended October 31, 2002, the Company’s ten largest customers of magnetic media products accounted in the aggregate for approximately 94% of the Company’s total net sales of such magnetic media products. During fiscal 2002, the two largest single magnetic media customers accounted for $463,000 or 62% and $87,000 or 12% of total magnetic media sales, respectively. The Company’s largest customer has informed the Company of its intent to cease ordering products from the Company. Despite its continued placement of orders, the Company does not expect that it will receive significant orders from this customer after January 31, 2003. The loss of this major customer is expected to have a material negative effect on the Company’s earnings and sales. If the Company were to lose its second largest customer, there would be an adverse impact on the Company’s earnings and sales.

     The Company believes that the amount of its backlog on any given date is not necessarily indicative of trends in its magnetic media business in as much as orders received for such products are generally completed in less than 60 days.

     Most of the Company’s magnetic media products are available from multiple sources.

Competition

     In all areas of Certron’s magnetic media business, competition is now, and is expected to continue to be, active and intense. There are many substantial competitors with larger resources than Certron in each market for its magnetic media products. The Company believes that it occupies a small portion of the total market for its magnetic media products. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which has made it difficult for the Company to maintain prices. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”. The release of the digital video disk system and other digital products is having an adverse impact on the Company’s magnetic media sales and, depending upon price and the amount of hardware sales, will have a material adverse impact on the Company’s operations in the future as sales of digital products increase. The replacement of telephone answering devices using magnetic tape by digital telephone answering devices has substantially reduced the Company’s sales of micro cassettes for telephone answering devices. The foregoing statements concerning the effect of sales of digital products on the Company’s operations are forward looking statements and actual results could differ materially. Factors which could cause actual results to differ are the price of competitive digital products and the price and availability of hardware for the use of such products.

Employees

     At January 1, 2003, Certron employed seven people in its various operations, consisting of one person at its facility in Corona, California and six people at its facility in Los Angeles, California.

Item 2. Properties.

The principal office, assembling and warehousing facilities of the Company are as follows:

	Approx. Area		Approx.
Location	Sq. ft.	Lease Expires	annual rent	Principal use

422 N. Smith Avenue Corona, CA	17,186	8-31-03(1)	$87,000	Warehouse and packaging
11845 W. Olympic Blvd Los Angeles, CA	1,543	10-31-04(1)	$29,000	Administration

(1)	422 N. Smith Avenue is leased from Louart Corporation, a principal stockholder of Certron. 11845 W. Olympic Boulevard Los Angeles California is leased from an unrelated party.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of the Company is traded in the NASDAQ Bulletin Board under the symbol CRTN. The following table shows the high and low bid quotations for such stock for each fiscal quarter during the fiscal years ended October 31, 2001 and October 31, 2002 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal period	High	Low

2001
First quarter	.47	.26
Second quarter	.37	.26
Third quarter	.33	.22
Fourth quarter	.22	.17
2002
First quarter	.21	.17
Second quarter	.23	.15
Third quarter	.23	.15
Fourth quarter	.17	.11

     As of January 6, 2002, the approximate number of holders of record of the Company’s Common Stock was 1,342. The Company has never paid a cash dividend on its Common Stock.

Item 6. Selected Financial Data

	2002	2001	2000	1999	1998

Net Sales	$750,000	$1,475,000	$2,272,000	$2,765,000	$3,879,000
Net (loss) income from continuing operations	($945,000)	($451,000)	($329,000)	($339,000)	$73,000
Net loss from discontinued operations	—	($30,000)	($112,000)	($121,000)	($35,000)
Net (loss) income	($945,000)	($481,000)	($441,000)	($460,000)	$38,000
Net (loss) income per common share	($0.30)	($0.15)	($0.14)	($0.15)	$.01
Total assets	$1,203,000	$2,220,000	$3,037,000	$3,446,000	$3,950,000
Long-term debt	—	—	—	—	—
Working capital	$911,000	$1,831,000	$2,196,000	$2,744,000	$2,932,000
Stockholders’ equity	$1,065,000	$2,014,000	$2,550,000	$3,017,000	$3,445,000

     No cash dividends have been paid during the five-year period ended October 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     As demonstrated by the following chart, the Company’s working capital decreased at October 31, 2002 as compared to that at October 31, 2001, which was primarily due to a decline in sales. Cash decreased by $433,000; accounts receivable decreased by $56,000; notes receivable decreased by $99,000; inventories decreased by $401,000; prepaid expenses decreased by $16,000; and other current assets increased by $17,000. Current liabilities decreased by $68,000.

	October 31

	2002	2001	2000

Working Capital	$911,000	$1,831,000	$2,196,000
Current Ratio	7.60 to 1	9.89 to 1	5.51 to 1
Cash Used in Operations	($423,000)	($516,000)	($276,000)

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At October 31, 2002, the Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company’s margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. In addition, the release of the digital video disk system and other digital products is having an adverse impact on the Company’s magnetic media sales and, depending upon price and the amount of hardware sales, will have a material adverse impact on the Company’s operations in the future as sales of digital products increases. The Company does not believe that price competition in the magnetic media field or sales of digital products will lessen in the foreseeable future and, therefore, there may not presently be meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets.

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

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

     During fiscal 2002, the Company had an operating loss of $963,000 and a net loss from continuing operations of $945,000 on sales of $750,000 as compared to an operating loss of $528,000 and a net loss from continuing operations of $451,000 for fiscal 2001 on sales of $1,475,000. Gross profit decreased by $266,000 between fiscal 2002 and fiscal 2001. Inventory holding loss increased by $229,000; selling, general and administrative expenses decreased by $33,000; depreciation and amortization expense decreased by $27,000; interest income decreased by $54,000 and realized gain on marketable securities decreased by $5,000.

     Sales of magnetic media products were $750,000 in fiscal 2002 as compared to $1,475,000 in fiscal 2001. The decrease of 49% was primarily the result of the decrease in sales of micro cassettes of $128,000, decrease in sales of video cassettes of $186,000, and decrease in sales of audio cassettes and other office products of $411,000.

     Total gross margin as a percentage of net sales was 10% in fiscal 2002 and 23% in fiscal 2001. Margins decreased from $266,000 in fiscal 2001 to $78,000 in fiscal 2002 due primarily to a decrease in the sales of magnetic media.

     For the fourth quarter of fiscal 2002, the Company incurred a loss from continuing operations of $403,000 of which approximately $222,000 was represented by a write-down of finished goods inventory. Due to the Company’s declining sales and excess inventory, during the fourth quarter of fiscal 2002, the Company established a reserve reducing the value of its inventory to market value. Primarily as a result of this reserve, inventory holding loss increased from $29,000 in fiscal 2001 to $250,000 in fiscal 2002.

     Selling, general and administrative expense decreased by $33,000 during fiscal 2002. The decrease from $799,000 in 2001 to $766,000 in 2002 was due primarily to a decrease in personnel expenses of $74,000 that was offset by an increase in other selling, general and administrative expenses of $41,000.

     During fiscal 2002, the Company invested cash not needed in operations, in publicly traded common stocks of other companies and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 2002, the Company held common stocks which had a cost of approximately $210,000 and market value of approximately $119,000.

     In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $91,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

     In fiscal 2001, the Company was advised that its largest customer would no longer be using the Company as a primary vendor. Although the customer continued to place orders with the Company during fiscal 2002, the Company expects that it will not receive significant orders from this customer after January 31, 2003. Sales for the first month of the first quarter of fiscal 2003 were down approximately 52% as compared to sales for the first month of the first quarter of fiscal 2002 primarily due to continued erosion of sales of magnetic media products. The downward trend is continuing in the second month of the first quarter of fiscal 2003. The Company expects that net sales for the first quarter of fiscal 2003 to be substantially less than the comparable quarter of fiscal 2002. A loss for the first quarter of fiscal 2003 is anticipated. The Company cannot predict its profit or loss for the balance of fiscal 2003.

Fiscal 2001 Compared to Fiscal 2000

     During fiscal 2001, the Company had an operating loss of $528,000 and a net loss from continuing operations of $451,000 on sales of $1,475,000 as compared to an operating loss of $451,000 and a net loss from continuing operations of $329,000 for fiscal 2000 on sales of $2,272,000. Gross profit decreased by $322,000 between fiscal 2001 and fiscal 2000. Net loss on discontinued operations was $30,000 on sales of $603,000 during fiscal 2001 as compared to a net loss of $112,000 on sales of $412,000 during fiscal 2000. Selling, general and administrative expenses decreased by $237,000, depreciation and amortization expense decreased by $1,000, interest income decreased by $32,000 and realized gain on marketable securities decreased by $13,000.

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

     The foregoing statement concerning the expenses associated with the closing of the Mexicali facility and assembly operations is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ materially from the forward-looking statement. Factors which could cause actual results to differ materially include, among other things, the Company’s reserves for expenses being less than the expenses actually incurred by the Company in connection with the closing of the assembly operations or the incurring by the Company of additional unanticipated liabilities, costs or expenses in connection with the closing of the facility and operations.

     Sales of magnetic media products were $1,475,000 in fiscal 2001 as compared to $2,272,000 in fiscal 2000. The decrease of 35% was primarily the result of the decrease in sales of micro cassettes by $355,000 and decrease in sales of video cassettes by $114,000, audio cassettes of $114,000 and office products of $214,000.

     Total gross margin as a percentage of net sales was 23% in fiscal 2001 and 29% in fiscal 2000. Margins decreased from $666,000 in fiscal 2000 to $322,000 in fiscal 2001 due primarily to a decrease in sales of magnetic media.

     Selling, general and administrative expense decreased by $237,000 during fiscal 2001. The decrease from $1,036,000 in 2000 to $799,000 in 2001 was due primarily to decreases in personnel expense of $18,000, insurance expense of $24,000, other selling, general, and administrative expenses of $55,000, severance pay of $178,000 and offset by an increase in advertising expense of $38,000.

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

Forward-Looking Statements

     Certain statements herein, including statements as to the Company’s anticipation that sales will decline and a loss incurred in the first quarter of the 2003 fiscal year and the Company’s uncertainty as to its outlook for fiscal 2003 are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the Company’s ability to obtain additional customers and business, pricing factors and competition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

(Letterhead of Beckman Kirkland & Whitney)

Independent Auditor’s Report

Board of Directors and Shareholders
Certron Corporation
Los Angeles, California

We have audited the accompanying balance sheets of Certron Corporation as of October 31, 2002 and 2001, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended October 31, 2002, 2001 and 2000. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation as of October 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended October 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
January 3, 2003

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,

ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents, Note 1	$642,000	$1,075,000
Accounts receivable, less allowance for doubtful accounts of $7,000 in 2002 and $25,000 in 2001	73,000	129,000
Notes receivable	—	99,000
Inventories:
Finished products, less allowance for obsolescence of $8,000 in 2002 and $5,000 in 2001	252,000	653,000
Prepaid expenses	49,000	65,000
Other current assets	33,000	16,000

Total current assets	1,049,000	2,037,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
Machinery and equipment	55,000	132,000
Dies and molds	314,000	317,000
Furniture, fixtures and leasehold improvements	152,000	175,000

	521,000	624,000
Less accumulated depreciation and amortization	(500,000)	(586,000)

Net Equipment and Leasehold Improvements	21,000	38,000

MARKETABLE SECURITIES	119,000	113,000
OTHER ASSETS	14,000	20,000
NET ASSETS OF DISCONTINUED OPERATION	—	12,000

Total Assets	$1,203,000	$2,220,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$13,000	$37,000
Accrued professional fees	32,000	35,000
Accrued payroll and related items	26,000	54,000
Other accrued expenses	67,000	80,000

Total current liabilities	138,000	206,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated value $1 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares (2002 and 2001)	3,128,000	3,128,000
Additional paid-in capital	1,824,000	1,824,000
Net unrealized loss on marketable equity securities	(91,000)	(87,000)
Accumulated deficit	(3,796,000)	(2,851,000)

Total Stockholders’ Equity	1,065,000	2,014,000

Total Liabilities and Stockholders’ Equity	$1,203,000	$2,220,000

     The accompanying notes are an integral part of these financial statement

     CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended October 31,

	2002	2001	2000

NET SALES	$750,000	$1,475,000	$2,272,000
COST OF PRODUCTS SOLD	672,000	1,131,000	1,606,000

GROSS PROFIT	78,000	344,000	666,000

COSTS AND EXPENSES:
Inventory holding loss	258,000	29,000	36,000
Selling, general and administrative	766,000	799,000	1,036,000
Depreciation and amortization	17,000	44,000	45,000

	1,713,000	2,003,000	2,723,000

OPERATING LOSS	$(963,000)	$(528,000)	$(451,000)
OTHER INCOME
Realized gain on marketable equity securities and other assets	—	5,000	18,000
Interest Income (net)	19,000	73,000	105,000

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(944,000)	(450,000)	(328,000)
PROVISIONS FOR TAXES	1,000	1,000	1,000

LOSS FROM CONTINUING OPERATIONS	$(945,000)	$(451,000)	$(329,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	(10,000)	(112,000)
Loss on disposal of discontinued operations, net of tax	—	(20,000)

NET LOSS	$(945,000)	$(481,000)	$(441,000)

NET LOSS PER SHARE
Continuing operations	$(0.30)	$(0.14)	$(0.11)
Discontinued operations	—	(0.01)	$(0.03)

Net loss per share	$(0.30)	$(0.15)	$(0.14)

Weighted average common shares outstanding	3,128,000	3,128,000	3,128,000

COMPREHENSIVE LOSS
Unrealized loss on marketable equity securities	$(4,000)	$(55,000)	$(26,000)

Net loss	$(945,000)	$(481,000)	$(441,000)

Comprehensive loss	$(949,000)	$(536,000)	$(467,000)

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Net
				Unrealized
				(Loss)
				Gain on
			Additional	Marketable
	Common Stock		paid-in	Equity	Accumulated
	Shares	Amount	capital	Securities	deficit	Total

BALANCE
October 31, 1999	3,128,000	$3,128,000	$1,824,000	$(6,000)	$(1,929,000)	$3,017,000
Unrealized Loss on Marketable Securities				(26,000)		(26,000)
Net Loss					(441,000)	(441,000)

BALANCE
October 31, 2000	3,128,000	$3,128,000	$1,824,000	$(32,000)	$(2,370,000)	$2,550,000
Unrealized Loss on Marketable Securities				(55,000)		(55,000)
Net Loss					(481,000)	(481,000)

BALANCE
October 31, 2001	3,128,000	$3,128,000	$1,824,000	$(87,000)	$(2,851,000)	$2,014,000
Unrealized Loss on Marketable Securities				(4,000)		(4,000)
Net Loss					(945,000)	(945,000)

BALANCE
October 31, 2002	3,128,000	$3,128,000	$1,824,000	$(91,000)	$(3,796,000)	$1,065,000

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED OCTOBER 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(945,000)	$(481,000)	$(441,000)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,000	64,000	65,000
Loss from discontinued operations, net	—	10,000	112,000
Loss on disposal of discontinued operations, net	—	20,000	—
Decrease (Increase) in net assets of discontinued operations	12,000	(17,000)	6,000
Changes in operating assets and liabilities:
Decrease (Increase) in notes receivable	99,000	(99,000)	—
Decrease (Increase) in trade accounts receivable	56,000	175,000	(35,000)
Decrease in inventories	401,000	138,000	15,000
Decrease (Increase) in prepaid expenses	16,000	(30,000)	19,000
Decrease (Increase) in other assets	(11,000)	45,000	(4,000)
(Decrease) Increase in current liabilities	(68,000)	(328,000)	105,000

Net cash used in continuing operations	(423,000)	(503,000)	(158,000)
Net cash used in discontinued operations	—	(13,000)	(118,000)

Net cash used in operating activities	(423,000)	(516,000)	(276,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for equipment and Leasehold improvements	—	—	(11,000)
Proceeds from sale of marketable securities	85,000	224,000	326,000
Purchase of marketable securities	(95,000)	(192,000)	(492,000)

Net cash (used in) provided by investing activities	(10,000)	32,000	(177,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(433,000)	(484,000)	(453,000)
CASH AND CASH EQUIVALENTS, beginning of year	1,075,000	1,559,000	2,012,000

CASH AND CASH EQUIVALENTS, end of year	$642,000	$1,075,000	$1,559,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION –
Cash paid during the year for:
Interest	$—	$—	$—
Income Taxes	$1,000	$1,000	$1,000

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The Company’s business consists primarily of the distribution of magnetic media products.

Principles of Consolidation

The consolidated financial statements include the accounts of Certron Corporation and its wholly owned subsidiary, Certron Audio, S.A. (collectively the “Company”). Certron Audio ceased operating on September 7, 2001. All material intercompany profits, transactions and balances have been eliminated.

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

Notes Receivable

Notes receivable are stated at their outstanding balance, excluding accrued interest. Interest that is earned on notes receivable is included in interest income when it is paid.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms.

Marketable Equity Securities

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At October 31, 2002, the Company had no investments that qualified as trading or held to maturity.

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

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Segment Reporting

The Company accounts for segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires that companies disclose “operating segments” based on the way management desegregates the Company for internal operating decisions. See Note 7 for further information about the Company’s segments. The Company’s Mexicali operation and the contract assembly segment of its business was closed September 2001.

Recently Issued Accounting Pronouncement

In June, 1999, the FASB issued SFAS No. 136, “Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others.” This statement is effective for fiscal periods beginning after December 15, 1999. This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective as of June 1999. The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

In June 2000, the FASB issued SFAS No. 139, which rescinded SFAS No. 53 and amended various other SFAS statements. The statement is effective for financial statements with fiscal years beginning after December 15, 2000. This SFAS pertains to producers and distributors of motion picture films and is not applicable to the Company.

In June 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement is effective for financial statements that have transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company does not expect adoption of SFAS No. 140 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement is effective for all business combinations initiated after June 30, 2001. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for fiscal years beginning after December 31, 2001. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, which amends and supersedes various other SFAS statements. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

Note 2 – Discontinued Operation

On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations that were conducted at that facility. This closure was in response to a decline in market for micro cassettes which also had a been assembled at the Mexicali, Mexico facility, the loss of an existing customer and the negative outlook for the retention of its then sole remaining contract assembly customer and additional contract assembly business. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001. The assets in the Mexicali, Mexico facility consists primarily of accounts receivable and fixed assets.

The estimated loss on the disposal of the discontinued operation of $30,000 (net of income tax benefit of $0), represents the estimated loss on the disposal of the assets of the segment and a provision for expected operating losses during the phase-out period from September 7, 2001 through October 31, 2001.

Disposition of the Mexicali facility, represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No.30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the period of November 1, 1999 through September 7, 2001 are shown separately in the accompanying income statement. The statement of operations for fiscal 2000 has been restated and operating results of the segment are also shown separately.

Net sales and income from the discontinued operation are as follows:

	2002	2001	2000

Net Sales	—	$603,000	$412,000
Loss from discontinued operation	—	10,000	112,000
Loss on disposal of discontinued operation	—	20,000	—
Income tax benefit (expense)	—	—	—
Net loss from discontinued operation	—	30,000	112,000

Note 3 – Marketable Securities

The Company has investments in marketable equity securities, which have been classified as non-current, available-for-sale, at October 31, 2002, 2001 and 2000. The market value of these securities is shown as a non-current asset while the change in market value since the acquisition of these securities is shown as an unrealized holding loss in the shareholders’ equity section of the balance sheet. The investments in equity securities at October 31, 2002 have an original cost of $210,000 and a fair value of $119,000, resulting in gross unrealized loss of $110,000 and gross unrealized gain of $17,000, respectively. The investments in equity securities at October 31,

2001 had an original cost of $200,000 and a fair value of $113,000, resulting in gross unrealized loss of $91,000 and gross unrealized gain of $4,000 respectively.

Note 4 – Inventory

Due to the apparent loss of the Company’s largest customer, as described in Note 10, declining sales, and excess inventory, the Company has taken charges in each of the past three years and has also established a reserve to reduce the value of its inventory to market value.

Note 5 – Options

The Company’s Executive Stock Option Plan (the “Executive Plan”) was approved by shareholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 2005. The increase in the number of shares and the extension of the expiration date of the plan were approved by shareholders in March 1995. In January 2001, the Board of Directors adopted a further amendment to the Executive Plan increasing the number of shares of Common Stock covered thereby to 600,000 shares and extending the expiration date of the Executive Plan to January 24, 2011. This amendment was approved by shareholders in March 2001. Options under the plan have been reserved for issuance to officers, directors and key employees.

Options under the Plan may be exercised in various installments, may not be exercised beyond ten years and the option price may not be less than the market value of the common stock on the date the option is granted.

	Options
	available	Options
Executive Stock	for	granted and
Option Plan	grant	outstanding	Price Range

Balance, October 31, 1999	181,500	118,500	$1.000
Granted	(62,000)	62,000	$1.000

Balance, October 31, 2000	119,500	180,500	$1.000
Increase	300,000		$1.000
Canceled	75,500	(75,500)	$1.000

Balance October 31, 2001	495,000	105,000	$1.000

Canceled	67,000	(67,000)	$1.000

Balance October 31, 2002	562,000	38,000

            The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the

Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income and earnings per share prescribed by SFAS 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

October 31,
2002

Net Loss as reported	$(945,000)
Loss, pro forma	(945,000)
Loss per share as reported	(.30)
Loss per share, pro forma	(.30)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:

1997

Risk free interest rate	5.8%
Expected lives (years)	5
Expected volatility	26.0%
Expected dividends	$0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single measure of the fair value of its employee stock options.

At October 31, 2002, there were 38,000 options granted and outstanding, of which 38,000 were exercisable. These options had a weighted average remaining contractual life of three years. The weighted average exercise price of the options outstanding and exercisable was $1.00.

Note 6 – Taxes on Income

The provision for taxes on income is comprised of the minimum state income taxes of $800.

A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

	Year Ended October 31,

	2002	2001	2000

Statutory rate	34%	34.0%	34.0%
State taxes, net of federal benefit	0%	0%	0.2%
Unrecognized benefit of net operating losses	(34)%	(34.0)%	(34.0)%

Effective tax rate	0%	0%	0.2%

For federal income tax return purposes, net operating losses of approximately $5,136,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $1,895,000 expire beginning October 31, 2002.

Significant components of the Company’s deferred tax asset consist of the following:

	October 31,	October 31,
	2002	2001

Net operating loss carry forward	$1,913,900	$1,071,000
State Taxes	71,900	30,000
Vacation and severance accruals	8,600	16,000
Allowance for bad debts	6,500	10,000
Inventory	3,400	103,000
Depreciation	25,700	21,000
Close Out Reserves	21,500	29,000
Loss on marketable equity securities	146,300	141,000

Total deferred tax assets	2,197,800	1,421,000
Valuation allowance for deferred tax assets	(2,197,800)	(1,421,000)

	$—	$—

The deferred tax assets have been offset in their entirety by a valuation allowance due to the uncertainty of their realization.

Note 7 — Commitments and Contingencies

Operating Leases -

The Company leases office, production and warehouse facilities under long-term operating leases. The minimum net lease payments under non-cancelable operating leases are as follows:

Year Ending October 31

2003	$97,918.3
2004	$28,636.32
Thereafter	0

Total rental expense charged to operations amounted to $129,000, $197,000, and $204,000, for the years ended October 31, 2002, 2001, and 2000 respectively.

Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

Employment Contract -

On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal 1998. During the fiscal year ended October 31, 1999, the Chairman and CEO voluntarily reduced his compensation to $153,000, in fiscal year ended October 31, 2000 to $139,000, in fiscal year ended October 31, 2001 to $117,000 and in fiscal year ended October 31, 2002 to $113,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31, 2001 and in November 2001 the Agreement was amended to extend the term thereof through October 31, 2003.

Contingencies -

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

Note 8 — Industry Segment Information

In fiscal 2002, the Company operated solely in the segment of distributing magnetic media products.

In fiscal 2001, the Company operated principally in two segments: magnetic media products and contract assembly. Operations in magnetic media products primarily involve the sale of blank magnetic media and related products. On September 7, 2001, the contract assembly segment was closed and as set forth in the financial information by industry segment as discontinued operations. See Note 2 for further information on this discontinued operation.

Identifiable assets by industry segment are those that are used in the Company’s operation in each industry. Corporate assets are principally cash and other assets.

Financial information for 2002, 2001 and 2000 by industry segment, is summarized as follows:

	2002	2001	2000

Net sales to unaffiliated customers:
Magnetic media products	$750,000	$1,475,000	$2,272,000
Discontinued operations	—	603,000	412,000

Consolidated	$750,000	$2,078,000	$2,684,000

Operating profit:
Magnetic media products	$78,000	$131,000	$448,000
Discontinued operations		158,000	84,000

	$78,000	289,000	532,000
General corporate expenses	(1,041,000)	(847,000)	(1,095,000)
Realized gain & loss on marketable securities	—	5,000	18,000
Interest expense	—	—	—
Other income-interest	19,000	73,000	105,000

Loss before taxes on income (benefit) and extraordinary credit	$(944,000)	$(480,000)	$(440,000)

Identifiable assets:
Magnetic media products	$428,000	$918,000	$1,183,000
Discontinued operations		11,000	76,000

Total identifiable asset	428,000	929,000	1,259,000
General corporate assets	775,000	1,291,000	1,778,000

Total assets	$1,203,000	$2,220,000	$3,037,000

Depreciation and amortization:
Magnetic media products	$17,000	$64,000	$65,000
Discontinued operations	—	—	—

Total depreciation and amortization	$17,000	$64,000	$65,000

Capital expenditures:
Magnetic media products	$—	—	$11,000
Discontinued operations	—	—	—

Total capital expenditures	$—	$—	$11,000

Note 9 – Related Party Transactions

The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

The payments made to Louart for these items for the years ended October 31 are as follows:

2002	$190,000
2001	$192,000
2000	$250,000

Note 10 – Concentrations

For fiscal year ended October 31, 2002, the Company’s ten largest customers of magnetic media products accounted in the aggregate for approximately 94% of the Company’s total net sales of magnetic media products. During fiscal 2002, the two largest single magnetic media customers accounted for $463,000 or 62% and $87,000 or 12% of the Company’s total magnetic media sales, respectively. The Company’s largest customer has informed the Company of their intent to cease ordering from the Company, despite their continued placement of orders. The loss of the Company’s largest customer will have a material negative effect on the Company’s earnings and sales. If the Company were to lose it’s second largest customer, the result would have an adverse impact on the Company’s earnings and sales.

The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2002, uninsured portions of balances held at those banks aggregated to $502,000.

Accounts receivable from the Company’s largest customer accounted for $43,000 or 66% of accounts receivable as of October 31, 2002.

Note 11 — QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2002 and fiscal 2001 are as follows:
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data)

The following table sets forth the Results of Operations by Quarter for Fiscal 2002 and 2001 after classifying the operations of the Company’s Mexicali, Mexico facility as discontinued (See Note 2 to Consolidated Financial Statements):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2002
Net sales from continuing operations	$205	$201	$186	$158	$750
Gross profit from continuing operations	15	25	(1)	39	78
Loss from continuing operations	($199)	($189)	($172)	($403)	($963)
Net loss	($193)	($183)	($168)	($401)	($945)
Basic loss per share	($.06)	($.05)	($.04)	($.15)	($.30)
Diluted loss per share	($.06)	($.05)	($.04)	($.15)	($.30)
Fiscal 2001
Net sales from continuing operations	$424	$381	$348	$322	$1,475
Gross profit from continuing operations	98	77	74	66	315
Loss from continuing operations	($122)	($148)	($145)	(36)	($451)
Loss from discontinued operations	—	(10)	21	(41)	(30)
Net loss	($122)	($158)	($124)	($77)	($481)
Basic loss per share	($.04)	($.05)	($.04)	($.02)	($.15)
Diluted loss per share	($.04)	($.05)	($.04)	($.02)	($.15)

PART III

     The information called for by Part III (items 10, 11, 12 and 13) is incorporated by reference from Certron’s definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors and which Certron intends to file with the Securities and Exchange Commission not later than 120 days after October 31, 2002, the end of the fiscal year covered by this Form 10-K. If such definitive proxy statement is not filed with the Securities and Exchange Commission in the 120-day period, the items comprising the Part III information will be filed as an amendment to this Form 10-K, under cover of Form 10-KA, not later than the end of the 120-day period.

PART IV

Item 14. Controls and Procedures. Within the ninety-day period prior to the filing of this report, an evaluation was carried out by the Company’s chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14c of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

     3.1      Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report of from 10-K for the year ended October 31, 1981 and Exhibit “A” and Exhibit “B” to Registrant’s Proxy Statement dated February 17, 1988).

     3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

     *10.1      Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit “B” to Registrant’s Proxy Statement dated February 21, 1989).

     *10.2      Amendment to Registrant’s 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 1995).

     *10.3      Amendment to Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended April 30, 2001).

     *10.4      Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit “C” to Registrant’s Proxy Statement dated February 17, 1988).

     *10.5      Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

     *10.6      Amendment to Employment Agreement between Registrant and Marshall I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998).

     21.     Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual report on form 10-K for the year ended October 31, 1981).

     23.     Beckman Kirkland & Whitney consent.

     99.1  Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

      *     Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

     (b)  During the fourth quarter of Registrant’s fiscal year ended October 31, 2002 no reports on Form 8K were filed.

CERTRON CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		charged to
		expense/
	Balance at	(subtractions	Balance of	Balance at
	beginning	charged to	accounts	end of
Classifications	of period	income)	written off	period

YEAR ENDED OCTOBER 31, 2002 Allowance for doubtful accounts	$25,000	($18,000)	$0	$7,000

YEAR ENDED OCTOBER 31, 2001 Allowance for doubtful accounts	$44,000	$0	($19,000)	$25,000

YEAR ENDED OCTOBER 31, 2000 Allowance for doubtful accounts	$46,000	$0	($2,000)	$44,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2003
CERTRON CORPORATION

By /s/ MARSHALL I. KASS

Marshall I. Kass Chairman of the Board and Chief Executive and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARSHALL I. KASS Marshall I. Kass	Chairman of the Board Chief Executive Officer Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	January 29, 2003

/s/ MICHAEL S. KASS Michael S. Kass	Executive Vice President and Director	January 29, 2003

/s/ SUSAN E. KASS Susan E. Kass	Secretary-Treasurer and Director	January 29, 2003

/s/ JESSE A. LOPEZ Jesse A. Lopez	Director	January 29, 2003

CERTIFICATIONS

I, Marshall I. Kass, certify that:

1.     I have reviewed this annual report on Form 10-K of Certron Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 29, 2003
/s/ MARSHALL I. KASS

Marshall I. Kass Chairman of the Board, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report of from 10-K for the year ended October 31, 1981 and Exhibit “A” and Exhibit “B” to Registrant’s Proxy Statement dated February 17, 1988).

 3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

 *10.1 Registrant’s Exective Stock Option Plan (incorporated by reference to Exhibit “B” to Registrant’s Proxy Statement dated February 21, 1989).

 *10.2 Amendment to Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on form 10-K for the year ended October 31, 1995).

 *10.3 Amendment to Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended April 30, 2001).

 *10.4 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit “C” to Registrant’s Proxy Statement dated February 17, 1988).

 *10.5 Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

 *10.6 Amendment to Employment Agreement between Registrant and Marshall I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10K for the fiscal year ended October 31, 1998).

 21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual report on Form 10-K for the year ended October 31, 1981).

 23. Beckman Kirkland & Whitney consent.

 99.1 Certification of Chief Executive Officer

 * Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K