Form 10-Q
period 2003-01-31
CERTRON CORP
filed 2003-03-13
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.:          09081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080 Los Angeles, CA	90064

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 914-0300

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
Yes   [x]     No   [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   [  ]     No   [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of March 1, 2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	January 31,	October 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$559	$642
Trade accounts receivable, net	56	73
Inventories:
Finished products	82	252
Prepaid expenses	62	49
Other current assets	28	33

Total current assets	787	1,049

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	55	55
Dies and molds	314	314
Furniture, fixtures and leasehold improvements	152	152

	521	521
Less accumulated depreciation and amortization	(505)	(500)

Net equipment and leasehold improvements	16	21

MARKETABLE SECURITIES	61	119
OTHER ASSETS	35	14

TOTAL ASSETS	$899	$1,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$16	$13
Accrued professional fees	23	32
Accrued payroll and related items	22	26
Other accrued expenses	74	67

Total current liabilities	135	138

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common stock, no par value; stated value $1.00 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(80)	(91)
Accumulated deficit	(4,108)	(3,796)

Total stockholders’ equity	764	1,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899	$1,203

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	For the Three Months Ended
	January 31,

	2003	2002

NET SALES	$99	$205
COST OF PRODUCTS SOLD	85	180

GROSS PROFIT	$14	$25
COST AND EXPENSES
Reserve for inventory write down	161	10
Selling, general & administrative	164	209
Depreciation and amortization	5	5

Total costs and expenses	330	224

Loss before other income and expenses	(316)	(199)
Realized gain on Marketable Securities	—	—
Other income — Interest (net)	3	6

Net loss before provision for income taxes	$(313)	$(193)
Provision for taxes	—	—

Loss from continuing operations	$(313)	$(193)
Gain (loss) from discontinued operations	—	—

Net loss	(313)	(193)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on Marketable Securities	11	20

Comprehensive loss	$(302)	$(173)

PER SHARE INFORMATION:
Basic net loss per share	$(0.10)	$(0.06)

Diluted net loss per share	$(0.10)	$(0.06)

Weighted average number of common shares outstanding	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Three Months Ended
	January 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313)	$(193)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Changes in operating assets and liabilities:
Decrease in notes receivable	—	33
Decrease in trade accounts receivable	17	76
(Increase) Decrease in inventories	170	(12)
(Increase) Decrease in other assets	(29)	22
Decrease in current liabilities	(3)	(21)

Net cash used in continuing operations	(153)	(90)
Decrease in net assets of discontinued operations	—	12

Net cash used in operating activities	(153)	(78)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	70	81
Purchase of marketable securities		(4)

Net cash provided by investing activities	70	77

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(83)	(1)
CASH AND CASH EQUIVALENTS, beginning of period	642	1,075

CASH AND CASH EQUIVALENTS, end of period	$559	$1,074

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended January 31, 2003
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the “Company”), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2002, the Company reported a net loss from continuing operations of $945,000 on sales of $750,000.

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At January 31, 2003 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — LOSS OF MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2003, and with the exception of merchandise that has been ordered for delivery in March, future orders are expected to be nominal.

During the quarter ended January 31, 2003, the Company experienced a much more severe decline in sales than was expected. This decline was largely a result of the loss of its major customer and the lack of new customers to replace a portion of those sales. Due to these circumstances, the Company deemed the salability of its inventory to be greatly diminished and has increased its reserve for obsolescence by $161,000 during the quarter.

NOTE D — Legal Proceedings

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 5.83 to 1 at January 31, 2003.

	01/31/03	10/31/02

Working capital	$652,000	$911,000
Current ratio	5.83 to 1	7.60 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At January 31, 2003, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS

First Quarter Fiscal 2003 compared to First Quarter Fiscal 2002

     During the first quarter of fiscal 2003, the Company had a net loss from continuing operations of $313,000, compared to a net loss from continuing operations of $193,000 in the first quarter of fiscal 2002. The increase in the net loss from continuing operations for the first quarter of fiscal 2003 compared to the net loss from continuing operations in the first quarter of 2002 was due to a decrease in magnetic media sales of $106,000 from $205,000 in the first quarter of 2002 to $99,000 in the first quarter of 2003.

     Net sales from continuing operations were $99,000 for the first quarter of 2003 as compared to sales of $205,000 in the first quarter of 2002. The decrease of $106,000 or 52% was primarily the result of the decrease in sales on video cassettes of $17,000, mini and micro cassettes of $40,000, audio cassettes of $5,000 and other magnetic media products of $44,000. The Company expects the sales in the second quarter of fiscal 2003 to be less than the sales in the first quarter of fiscal 2003.

     As mentioned in Note C to Financial Statements and as discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2003, and with the exception of merchandise that has been ordered for delivery in March, future orders are expected to be nominal.

     During the quarter ended January 31, 2003, the Company experienced a much more severe decline in sales than was expected. This decline was largely a result of the loss of its major customer and the lack of new customers to replace a portion of those sales. Due to these circumstances, the Company deemed the salability of its inventory to be greatly diminished and has increased its reserve for obsolescence by $161,000 during the quarter.

     Gross margins decreased by $11,000 for the quarter ended January 31, 2003, from $25,000 in the first quarter of fiscal 2002 to $14,000 in the first quarter of fiscal 2003. The primary reason for the decline was due to decreased magnetic media sales.

     The Company has not recorded a provision for federal income tax for first quarter of 2003 due to utilization of net operating loss carry forward to offset taxable income.

     The Company invests cash not needed in operations in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 2003, the Company held common stocks which had a cost of approximately $141,000 and market value of approximately $61,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $80,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, including the statement as to the Company’s sales in the second quarter of the 2003 fiscal year are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the obtaining of increased orders from its existing customers, the Company’s ability to obtain additional customers and business, pricing factors and competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures.

     Within the ninety-day period prior to the filing of this report, an evaluation was carried out by the Company’s chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14c of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 5.	Exhibits and Report on Form 8-K

(a)	Exhibits:

99.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended January 31, 2003, no reports on Form 8-K were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date:	March 13, 2003	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board Chief Executive Officer and Chief Financial Officer

CERTIFICATIONS

I, Marshall I. Kass, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Certron Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Marshall I. Kass Marshall I. Kass, Chairman of the Board, Chief Executive Officer and Principal Financial Officer