Form 10-Q
period 2003-04-30
CERTRON CORP
filed 2003-06-09
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.:      09081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080, Los Angeles,	90064

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:      (310) 914-0300

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
Yes☒:      No☐.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes☐:      No☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of March 1, 2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	April 30,	October 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$384	$642
Trade accounts receivable, net	60	73
Inventories:
Finished products	41	252
Prepaid Expenses	46	49
Other current assets	4	33

Total current assets	535	1,049

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	55	55
Dies and molds	314	314
Furniture, fixtures and leasehold improvements	152	152

	521	521
Less accumulated depreciation and amortization	(509)	(500)

Net equipment and leasehold improvements	12	21

MARKETABLE SECURITIES	147	119
OTHER ASSETS	36	14

TOTAL ASSETS	$730	$1,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$3	$13
Accrued professional fees	15	32
Accrued payroll and related items	20	26
Other accrued expenses	69	67

Total current liabilities	107	138

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share: authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(74)	(91)
Accumulated deficit	(4,255)	(3,796)

Total stockholders’ equity	623	1,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730	$1,203

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended April 30,		Six Months ended April 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
NET SALES	$108	$201	$207	$406
COST OF PRODUCTS SOLD	108	176	193	366

GROSS PROFIT	0	25	14	40
COST AND EXPENSES
Reserve for inventory write down	—	—	161	—
Selling, general & administrative	145	210	309	419
Depreciation and Amortization	4	4	9	9

Total costs and expenses	149	214	479	428

Loss before other income and expenses	(149)	(189)	(465)	(388)
Other income -
Interest	2	6	5	12
Gain on sale of stock	1	—	1	1

Net loss before Provision for taxes	$(146)	$(183)	$(459)	$(375)
Provision for taxes	—	—	—	1

Net loss	$(146)	$(183)	$(459)	$(376)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on Marketable Securities	6	12	17	12

Comprehensive loss	$(140)	$(171)	$(442)	$(364)

PER SHARE INFORMATION:
Basic loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.12)

Diluted loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.12)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Six Months Ended April 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459)	$(376)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	9
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	13	84
Decrease in inventories	211	57
Increase in other asset	(21)	44
Decrease in other current assets	32	—
Decrease in current liabilities	(31)	(71)
Decrease in net assets of discontinued Operations	—	12

Net cash used in operating activities	(246)	(241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures
Proceeds from sale of marketable securities	109	85
Purchase of marketable securities	(121)	(37)

Net cash (used in) provided by investing activities	(12)	48
NET DECREASE IN CASH AND CASH EQUIVALENTS	(258)	(193)
CASH AND CASH EQUIVALENTS, beginning of period	642	1,075

CASH AND CASH EQUIVALENTS, end of period	$384	$882

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 30, 2003
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

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At April 30, 2003 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — LOSS OF A MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2003. Future orders, if any, are expected to be nominal.

NOTE E — LEGAL PROCEEDINGS

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months and on May 20, 2003 the tolling agreement was again extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The Company is waiting for communication from the government concerning settlement of this claim. The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ include, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 5 to 1 at April 30, 2003.

	04/30/03	10/31/02

Working capital	$428,000	$911,000
Current ratio	5 to 1	7.6 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At April 30, 2003, the Company had no material commitments for capital expenditures.

     The intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company’s margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. As a result of continued decreases in the selling prices of videotapes by competitors, the Company has concluded that it cannot sell its videotapes at prices that will result in an acceptable gross margin and the Company is contemplating ceasing selling these products. The Company does not believe that price competition in the magnetic media field will lessen in the foreseeable future and, therefore, there may not presently be any meaningful opportunities for it to substantially increase its sales and operating profit through its traditional outlets.

     Over the past several years, in an attempt to increase its sales and operating profits the Company has investigated several companies for possible purchase. None of these companies were found to be satisfactory for acquisition by the Company. The Company is continuing its search for an acquisition of a product line or lines of business and investigating other opportunities for increasing shareholder value, including strategic alliances and the sale of its business. There can be no assurance, however that the Company will be successful in any of these endeavors.

RESULTS OF OPERATIONS

Second Quarter Fiscal 2003 compared to Second Quarter Fiscal 2002

     During the second quarter of fiscal 2003, the Company had a net loss from continuing operations of $146,000 as compared to a net loss from continuing operations of $183,000 during the second quarter of fiscal 2002. The decline in net loss was attributable to cost-cutting efforts employed by the Company’s management, a decrease in cost of products sold and a decrease in selling, general and administrative expenses and an increase in other income.

     Net sales from continuing operations were $108,000 for the second quarter of 2003 as compared to sales of $201,000 in the second quarter of 2002. The decrease of $93,000 or 46 % was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $57,000 and other magnetic media products of $36,000. As described in Note C to the financial statements, primarily as a result of the loss of the business of its largest customer in the first quarter of 2003, there was a significant decrease in net sales of the Company in the second quarter of 2003 as compared to the second quarter of 2002. Sales of micro and mini cassettes have decreased due in part to certain electronic products such as answering machines using magnetic tape being replaced by digital devices. The Company expects that the sales for the third quarter of fiscal 2003 will be less than the sales in the second quarter of fiscal 2003 primarily as a result of reduced sales of videotapes because of competitive pricing as described above.

     Gross margins decreased by $14,000 for the quarter ended April 30, 2003, from $14,000 in the second quarter of fiscal 2002 to $0 in the second quarter of fiscal 2003. The primary reason for the decrease in gross margin was due to a decrease in selling prices of magnetic media products followed by a decrease in magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $65,000 during the second quarter of fiscal 2003 from $210,000 in the second quarter of fiscal 2002 to $145,000 in the second quarter of fiscal 2003. Selling, general and administrative expenses further declined due to cost-cutting measures employed by the Company including the reduction in overhead costs such as rent expense.

     The Company has not recorded a provision for federal income tax for the second quarter of 2002 and 2003 due to operating losses. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2003, the Company held common stocks which had a cost of approximately $221,000 and market value of approximately $147,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $74,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Six Months Fiscal 2003 compared to Six Months Fiscal 2002

     For the first six months of fiscal 2003, the Company had a net loss from continuing operations of $459,000 as compared to a net loss from continuing operations of $376,000 for the first six months of fiscal 2002. The increase in net loss for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 of $83,000 is due primarily to the decrease in gross profit of $26,000, the increase in inventory reserve loss of $161,000, decrease of

$7,000 in interest income offset by the decrease in selling, general administrative and depreciation expenses of $110,000 and a decrease in provision for taxes of $1,000.

     Net sales from continuing operations were $207,000 for the first six months of 2003 as compared to net sales from continuing operations of $406,000 for the first six months of 2002. The decrease of $199,000 or 49% was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $119,000 and other magnetic media products of $80,000. As a result of continued decreases in the selling prices of videotapes by competitors, the Company has concluded that it cannot sell its videotapes at prices that will result in an acceptable gross margin and the Company is contemplating ceasing selling these products. The decline in net sales for the first six-months of fiscal 2003 was largely a result of the loss by the Company of its major customer in the first quarter of fiscal 2003 and the lack of new business. Due to these circumstances, in the first quarter of fiscal 2003, the Company deemed the salability of its inventory to be greatly diminished and increased its reserve for obsolesce by $161,000 during that quarter.

     Gross margins decreased by $26,000 for the first six months of fiscal 2003, from $40,000 for the first six months of fiscal 2002 to $14,000 for the first six months of fiscal 2003. The primary reason for the decrease is due to decreased sales of magnetic media products.

     Due to the decrease in net sales, selling, general and administrative, and depreciation expenses decreased by $110,000 during the first six months of fiscal 2003 from $428,000 for the first six months of fiscal 2002 compared to $318,000 for the first six months of fiscal 2003. Selling, general and administrative expenses further declined due to cost-cutting measures employed by the Company including the reduction in overhead costs such as rent expense.

     The Company has not recorded a provision for federal income tax for the first six months of 2003 and 2002 due to operating losses. The $1,000 represents the minimum state tax.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2003, the Company held common stocks which had a cost of approximately $221,000 and market value of approximately $147,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $74,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, including statements as to the Company’s anticipated sales in the third quarter of the 2003 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the obtaining of increased orders from private label customers, the Company’s ability to obtain additional customers and business, pricing factors and competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 4. Controls and Procedures.

     Within the ninety-day period prior to the filing of this report, an evaluation was carried out by the Company’s chief executive office and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14c of the Security Exchange Act of 1934). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of this disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.OTHER INFORMATION.

Item 5. Submission of Matters to a Vote of Security Holders.

     (a)  On March 25, 2003, the Registrant held its Annual Meeting of Shareholders.

     (b)  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

     (c)  At the meeting, the following persons were elected by the vote indicated (there were 29,987 Broker non-votes) as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

Name	Vote For	Withheld	Abstain

Marshall I. Kass	2,718,430	6,545	30,587
Michael S. Kass	2,718,430	6,545	30,587
Susan E. Kass	2,718,430	6,545	30,587
Jesse A. Lopez	2,718,430	6,545	30,587

Item 6. Other Information.

     On April 25, 2003, Jesse Lopez resigned as a member of the Board of Directors of the Company for personal reasons. Ivalee Francia has been elected a Director to fill the vacancy created by Mr. Lopez. Ms. Francia has been the Accounting Manager of Louart Corporation, a private investment company, for more than the last five years.

Item 7. Exhibit and Reports on Form 8-K

     (a)  Exhibits:

99.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

During the quarter ended April 30, 2003, no reports on Form 8-K were filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date: June 9, 2003	/s/ Marshall I. Kass

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

Date: June 9, 2003	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board, Chief Executive Officer and Principal Financial Officer