Form 10-Q
period 2003-07-31
CERTRON CORP
filed 2003-09-10
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	July 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File No.:	09081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080 Los Angeles,	90064

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 914 – 0300

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
Yes [X] No [   ].

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

     3,128,306 shares of Common Stock, without par value, as of August 1, 2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	July 31,	October 31,
	2003	2002

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$367	$642
Trade accounts receivable, net	12	73
Inventories:
Finished products	36	252
Prepaid Expenses	32	49
Other current assets	4	33

Total current assets	451	1,049

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	55	55
Dies and molds	314	314
Furniture, fixtures and leasehold improvements	152	152

	521	521
Less accumulated depreciation and amortization	(513)	(500)

Net equipment and leasehold improvements	8	21

MARKETABLE SECURITIES	72	119
OTHER ASSETS	35	14

TOTAL ASSETS	$566	$1,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$3	$13
Accrued professional fees	22	32
Accrued payroll and related items	21	26
Other accrued expenses	70	67

Total current liabilities	116	138

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share: authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	(83)	(91)
Accumulated deficit	(4,419)	(3,796)

Total stockholders’ equity	450	1,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566	$1,203

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended July 31,		Nine Months ended July 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
NET SALES	$39	$186	$246	$592
COST OF PRODUCTS SOLD	58	187	251	553

GROSS PROFIT	(19)	(1)	(5)	39
COST AND EXPENSES
Reserve for inventory write down	(20)	—	141	—
Selling, general & administrative	160	167	469	586
Depreciation and Amortization	4	4	13	13

Total costs and expenses	144	171	623	599

Loss before other income and expenses	(163)	(172)	(628)	(560)
Other income -
Interest	2	4	7	16
Gain on sale of stock	(2)	—	(1)	1

Net loss before Provision for taxes	$(163)	$(168)	$(622)	$(543)
Provision for taxes	1	—	1	1

Net loss	$(164)	$(168)	$(623)	$(544)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on Marketable Securities	(9)	(12)	8	(12)

Comprehensive loss	$(173)	$(180)	$(615)	$(556)

PER SHARE INFORMATION:
Basic loss per share	$(0.05)	$(0.05)	$(0.20)	$(0.17)

Diluted loss per share	$(0.05)	$(0.05)	$(0.20)	$(0.17)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Nine Months Ended July 31,

	2003	2002

Net loss	$(623)	$(544)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	13
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	61	131
Decrease in inventories	216	130
Increase in other assets	(21)	56
Decrease in other current assets	46
Decrease in current liabilities	(22)	(59)
Decrease in net assets of discontinued Operations	—	12

Net cash used in operating activities	(330)	(261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures
Proceeds from sale of marketable securities	225	85
Purchase of marketable securities	(170)	(62)

Net cash (used in) provided by investing activities	55	23
NET DECREASE IN CASH AND CASH EQUIVALENTS	(275)	(238)
CASH AND CASH EQUIVALENTS, beginning of period	$642	$1,075

CASH AND CASH EQUIVALENTS, end of period	$367	$837

     The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended July 31, 2003
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

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At July 31, 2003, the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C – LOSS OF A MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2003. Future orders, if any, are expected to be nominal.

NOTE D – LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the following chart, the Company’s current ratio was 4 to 1 at July 31, 2003.

	07/31/03	10/31/02

Working capital	$335,000	$911,000
Current ratio	3.9 to 1	7.6 to 1

     The Company’s liquidity has been supplied from internally generated funds. The Company believes that it will be able to fund its existing business out of current cash flow without the necessity of bank borrowing. At July 31, 2003, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS

Third Quarter Fiscal 2003 compared to Third Quarter Fiscal 2002

     During the third quarter of fiscal 2003, the Company had a net loss from continuing operations of $164,000 as compared to a net loss from continuing operations of $168,000 during the third quarter of fiscal 2002. The decline in net loss was attributable to cost-cutting efforts employed by the Company’s management, a decrease in cost of products sold and a decrease in selling, general and administrative expenses and an increase in other income.

     Net sales from continuing operations were $39,000 for the third quarter of 2003 as compared to sales of $186,000 in the third quarter of 2002. The decrease of $147,000 or 79% was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $87,000 and other magnetic media products of $60,000. Reserve for inventory obsolescence was decreased by $20,000. As described in Note C to the financial statements, primarily as a result of the loss of the business of its largest customer in the first quarter of 2003, there was a significant decrease in net sales of the Company in the third quarter of 2003 as compared to the third quarter of 2002. Sales of micro and mini cassettes have decreased due in part to certain electronic products such as answering machines using magnetic tape being replaced by digital devices. The Company expects that the sales for the forth quarter of fiscal 2003 will be not less than the sales in the third quarter of fiscal 2003 primarily as a result of private label sales of videotapes and micro cassettes.

     Gross margins decreased by $18,000 for the quarter ended July 31, 2003, from ($1,000) in the third quarter of fiscal 2002 to ($19,000) in the third quarter of fiscal 2003. The primary reason for the decrease in gross margin was due to a decrease in selling prices of magnetic media products followed by a decrease in magnetic media sales.

     Due to the decrease in net sales, selling, general and administrative expenses decreased by $7,000 during the third quarter of fiscal 2003 from $167,000 in the third quarter of fiscal 2002 to $160,000 in the third quarter of fiscal 2003. Selling, general and administrative expenses further declined due to cost-cutting measures employed by the Company including the reduction in overhead costs such as rent expense.

     Due to operating losses, the Company has recorded a provision for income tax for the amount of $1,000 which represents minimum state tax for the third quarter of 2003.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2003, the Company held common stocks, which had a cost of approximately $155,000 and market value of approximately $72,000.

     The Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the decrease of approximately $83,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Nine Months Fiscal 2003 compared to Nine Months Fiscal 2002

     For the first nine months of fiscal 2003, the Company had a net loss from continuing operations of $623,000 as compared to a net loss from continuing operations of $544,000 for the first nine months of fiscal 2002. The increase in net loss for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 of $79,000 is due primarily to the decrease in gross profit of $44,000, the increase in inventory reserve loss of $141,000, the decrease of $9,000 in interest income, the decrease in gain on sale of stock of $2,000 offset by the decrease in selling, general, administrative and depreciation expenses of $117,000.

     Net sales from continuing operations were $246,000 for the first nine months of 2003 as compared to net sales from continuing operations of $592,000 for the first nine months of 2002. The decrease of $346,000 or 58% was primarily the result of a decrease in sales of video cassettes and mini and micro cassettes of $206,000 and other magnetic media products of $140,000. As a result of continued decreases in the selling prices of videotapes by competitors, the Company has concluded that it cannot sell its videotapes at prices that will result in an acceptable gross margin and the Company is contemplating ceasing selling these products. The decline in net sales for the first nine months of fiscal 2003 was largely a result of the loss by the Company of its major customer in the first quarter of fiscal 2003 and the lack of new business. Due to these circumstances, in the first quarter of fiscal 2003, the Company deemed the salability of its inventory to be greatly diminished and increased its reserve for obsolescence by $141,000 during that quarter.

     Gross margins decreased by $44,000 for the first nine months of fiscal 2003, from $39,000 for the first nine months of fiscal 2002 to $(5,000) for the first nine months of fiscal 2003. The primary reason for the decrease is due to decreased sales of magnetic media products.

     Due to the decrease in net sales, selling, general and administrative, and depreciation expenses decreased by $117,000 during the first nine months of fiscal 2003 from $586,000 for the first nine months of fiscal 2002 compared to $469,000 for the first nine months of fiscal 2003. Selling, general and administrative expenses further declined due to cost-cutting measures employed by the Company including the reduction in overhead costs such as rent expense.

     Due to operating losses, the Company has recorded a provision for income tax for the amount of $1,000 which represents the minimum state tax for the first nine months of 2003 and 2002.

     The Company has invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2003, the Company held common stocks, which had a cost of approximately $155,000 and market value of approximately $72,000.

     In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and this decrease of approximately $83,000 is reflected in stockholders’ equity as an unrealized holding loss. If the Company sells these securities at a loss, the Company will recognize a loss in its statement of operations equal to the amount of the decrease. Although the Company presently intends to hold these securities, if, on account of its capital requirements or for any other reason, the Company should decide to liquidate these or other investments at a time when their market value is less than their cost, the Company would recognize a loss which could adversely affect the results of operations for the period in which the sale occurs.

Forward-Looking Statements

     The Company’s statements herein which are not historical facts, including statements as to the Company’s anticipated sales in the forth quarter of the 2003 fiscal year, are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current customer base, the obtaining of increased orders from private label customers, the Company’s ability to obtain additional customers and business, pricing factors and competition.

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

PART II. OTHER INFORMATION

Item 5. Exhibit and Reports on Form 8-K

(a)	Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended July 31, 2003, no reports on Form 8-K were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date:	September 10, 2003	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board, Chief Executive Officer and Principal Financial Officer