Form 10-K
period 2003-10-31
CERTRON CORP
filed 2004-02-17
CIK 19002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended October 31, 2003

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-9081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2461404

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080 Los Angeles, California	90064

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 914-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (  ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (  ) No (x)

The aggregate market value of registrant’s voting and none-voting common equity held by non-affiliates as of July 31, 2003, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $191,059.

As of January 27, 2004, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

PART I

Item 1. Business.

Certron Corporation is referred to herein as the “Company” or “Certron” and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

Certron’s business in fiscal 2003 consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. The Company also distributed magnetic media accessories for computers. Prior to fiscal 2002, the Company was also engaged in the contract assembly of products for others in Mexicali, Mexico.

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

As described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” during fiscal 2003, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the company placed its emphasis on attempting to find a Buyer for the Company.

The following table sets forth, for the years ended October 31, 2003, 2002, and 2001, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 2003, 2002 and 2001 attributable to each of the Company’s industry segments, its magnetic media products segment and its contract assembly segment which is shown as discontinued operations.

	Year ended October 31,

	2003	2002	2001

	(In Thousands)
Net sales to unaffiliated customers:
Magnetic Media products	$300	$750	$1,475
Discontinued operations	—	—	$603
Operating profit (loss) before general corporate expense:
Magnetic Media products	$(53)	$78	$131
Discontinued operations	—	—	158
Identifiable assets:
Magnetic Media products	$76	$346	$918
Discontinued operations	—	—	11

The Company’s magnetic media products consist primarily of blank audio and video cassettes. The Company also distributes magnetic media accessories for computers. All video tape and most audio tape and related plastics were procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 2003, 2002 and 2001, net sales of the Company’s magnetic media products were as follows:

	Net Sales

Product	2003	2002	2001

Audio magnetic tape products	$170	$621	$1,160
Video cassettes	130	129	315

	$300	$750	$1,475

Competition

In all areas of Certron’s magnetic media business, competition has been active and intense. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which made it difficult for the Company to maintain prices. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations”. The release of digital products has had an adverse impact on the Company’s magnetic media sales and operations.

Employees

At January 1, 2004, Certron employed five full and part time people at its facility at 11845 Olympic Blvd., Los Angeles, California.

Item 2. Properties.

The principal facilities of the Company are as follows:

	Approx. Area			Approx.
Location	Sq. ft.	Lease Expires		annual rent	Principal use

422 N. Smith Avenue	17,186	8-31-03	(1)	$87,000	Warehouse and
Corona, CA					packaging
11845 W. Olympic Blvd Los Angeles, CA	1, 543	10-31-04	(1)	$29,000	Administration
1600 So. Broadway 1620 So. Broadway	750	month to month (1)		$5,400	Warehouse and
Los Angeles, CA					packaging

(1)  422 N. Smith Avenue, 1600 So. Broadway, 1620 So. Broadway are leased from Louart Corporation, a principal stockholder of Certron. 11845 W. Olympic Boulevard Los Angeles California is leased from an unrelated party.

The lease at 422 N. Smith Avenue was extended to November 30, 2003. The Company as of December 2, 2003 moved out of that property. The Company has leased storage, warehouse and packaging area at 1600 and 1620 So. Broadway.

The Company believes that its facilities are maintained in satisfactory operating conditions and are adequate for its needs.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months and on May 20, 2003 the tolling agreement was again extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for written communication from the government concerning settlement of this claim. In verbal communications, the EPA has indicated that the United States Department of Forestry along with an EPA division of the State of California will not give a release on the Casmalia Disposal site unless both Departments receive a cash reserve account from the defendants to pay for any future environmental problems. The representative of the EPA did not feel that the amount would be significant.

The statement that the Company does not expect the amount to be material is a forward-looking statement which involves risks and uncertainties that could cause actual results to differ including, among other things, an increase in the alleged amount of waste disposal by the Company at the site over that which is alleged in the letter of June 2, 2000 or a refusal by the government to settle based upon the amount of waste disposal by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded in the NASDAQ Bulletin Board under the symbol CRTN. The following table shows the high and low bid quotations for such stock for each fiscal quarter during the fiscal years ended October 31, 2002 and October 31, 2003 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal period	High	Low

2002
First quarter	.21	.17
Second quarter	.23	.15
Third quarter	.23	.15
Fourth quarter	.17	.11
2003
First quarter	.12	.12
Second quarter	.11	.11
Third quarter	.12	.12
Fourth quarter	.11	.11

As of January 12, 2004, the approximate number of holders of record of the Company’s Common Stock was 1324. The Company has never paid a cash dividend on its Common Stock. The high and the low bid price of the company’s common stock on January 9, 2004 was $0.20, $0.20.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999

Net Sales	$300,000	$750,000	$1,475,000	$2,272,000	$2,765,000
Net (loss) income from continuing operations	($664,000)	($945,000)	($451,000)	($329,000)	($339,000)
Net loss from discontinued operations	—	—	($30,000)	($112,000)	($121,000)
Net (loss) income	($664,000)	($945,000)	($481,000)	($441,000)	($460,000)
Net (loss) income per common share	($0.21)	($0.30)	($0.15)	($0.14)	($.15)
Total assets	$563,000	$1,203,000	$2,220,000	$3,037,000	$3,446,000
Long-term debt	—	—	—	—	—
Working capital	$357,000	$911,000	$1,831,000	$2,196,000	$2,744,000
Stockholders’ equity	$415,000	$1,065,000	$2,014,000	$2,550,000	$3,017,000

     No cash dividends have been paid during the five-year period ended October 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As described below under “Results of Operations,” during fiscal 2003, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and placed its emphasis on attempting to find a Buyer for the Company.

Liquidity and Capital Resources

As demonstrated by the following chart, the Company’s working capital decreased at October 31, 2003 as compared to that at October 31, 2002, which was primarily due to a decline in sales and increased reserves against inventory. Cash decreased by $ 310,000; accounts receivable decreased by $ 45,000; inventories decreased by $ 252,000; prepaid expenses decreased by $ 42,000; and other current assets decreased by $ 4,000. Current liabilities increased by $ 52,000. During the fourth quarter of fiscal 2003, the Company increased its cash position by surrendering for its cash value of $162,000 life insurance policy on the life of Marshall Kass, Chairman and Chief Executive Officer of the Company.

	October 31

	2003	2002	2001

Working Capital	$357,000	$911,000	$1,831,000
Current Ratio	1.91 to 1	7.6 to 1	9.89 to 1
Cash Used in Operations	($210,000)	($423,000)	($516,000)

Results of Operations

For a considerable number of years, intense price competition in the magnetic media field has made it difficult for the Company to maintain prices of its magnetic media products and has continually reduced the Company’s margins on these products. As a result, the Company discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. More recently, the introduction of digital products and the substantial reduction in the cost of DVD players have rendered some of the Company’s products noncompetitive or obsolete and had a material adverse impact on the Company’s magnetic media operations and sales. Digital answering devices have substantially replaced telephone answering devices using magnetic tape cassettes, substantially reducing the Company’s sales of microcassettes. The sale of DVD players at substantially reduced prices has curtailed sales of VHS T120s and T160s recording tapes used in VCRs. As a result of the intense price competition and the technological changes, Certron has been unable to compete at a profit in this marketplace.

During the last two fiscal years the Company has lost three significant customers who accounted in the aggregate for approximately 77% of Certron’s sales during fiscal 2002 and 41% of Certron’s sales during fiscal 2003. In the fourth quarter of fiscal 2002, one of these customers informed the Company of its intent to cease ordering products from the Company by the end of the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, another one of these customers who was the Company’s then largest customer informed the Company that due to technological changes it could no longer commit to purchase the quantities of private-label products needed by Certron to make the business worthwhile and would no longer use Certron as a resource. The third of these customers who was the Company’s second largest customer during fiscal 2003 was a private-label customer for VHS T120 products. Due to the substantial reduction in VHS tape sales and the fact that the Company had to carry a substantial inventory of VHS tapes for this customer, the profit margin on this product for Certron diminished to such an extent that Certron chose to cease fulfilling this customer’s orders. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete.

Since concluding that primarily due to price competition, there was no meaningful opportunities for it to substantially increase sales and operating profit of its magnetic media products through traditional outlets, the Company attempted without success to acquire other businesses or product lines. In the last several years it has also attempted to maximize shareholder value through the sale of the Company.

In December, 2003, the Company announced that it was having discussions with a privately-held foreign corporation concerning the possible acquisition by Certron of the foreign corporation in exchange for shares of common stock of Certron that would aggregate approximately 90% of the shares of common stock of Certron outstanding after the transaction. The foreign corporation is a development company specializing in high tech medical products. The parties have exchanged information but no definitive agreements have been signed. Discussions which are continuing are still at a preliminary stage and the foreign corporation has indicated that it will not proceed unless it obtains additional financing. No assurance can be given that the transaction will be consummated. If this transaction is not consummated, Certron will continue to search for a buyer of the Company.

The Company expects that it will continue during fiscal 2004 to sell a small amount of magnetic media products. It is presently estimating that the amount of sales for the 2004 fiscal year will be between $50,000 to $100,000. The Company does not intend to maintain any additional inventory, and it is liquidating its holdings of marketable securities. Most of the Company’s products which are purchased from the Far East are available from multiple sources. As a result of the expected lack of revenue during fiscal 2004, the cost of maintaining a minimal number of employees and the accounting, legal and other costs of remaining a public company, the Company expects to have a negative cash flow during 2004. The Company is unable to predict how long it will be able to have a sufficient amount of cash to continue as a viable entity.

Fiscal 2003 Compared to Fiscal 2002

During fiscal 2003, the Company had an operating loss of $724,000 and a net loss of $705,000 on sales of $300,000 as compared to an operating loss of $963,000 and a net loss from continuing operations of $945,000 on sales of $750,000 for fiscal 2002. Gross profit increased by $ 59,000 between fiscal 2003 and fiscal 2002. Inventory holding loss increased by $74,000; selling, general and administrative expenses decreased by $ 96,000; depreciation and amortization expense increased by $ 5,000; interest income decreased by $ 11,000, realized gain on marketable securities increased by $ 12,000 and the surrender of an executive life insurance policy for its cash value resulted in an offset to expense of approximately $162,000.

Sales of magnetic media products were $300,000 in fiscal 2003 as compared to $750,000 in fiscal 2002. The decrease of 60% represents a decrease in sales of micro cassettes of $128,000, a decrease in sales of video cassettes of $84,000, and a decrease in sales of audio cassettes and other office products of $238,000 as a result of price competition and technological changes.

Total gross margin as a percentage of net sales was 44% in fiscal 2003 and 10% in fiscal 2002. Margins increased from $78,000 in fiscal 2002 to $137,000 in fiscal 2003 due primarily to a decrease in sales of low margin magnetic media.

For the fourth quarter of fiscal 2003, the Company incurred a loss from continuing operations of $ 8,000. The amount of the loss was reduced by approximately $162,000 in reduction of expenses as a result of the surrender of an executive life insurance policy for payment of its cash value. Due to the Company’s declining sales and the loss of customers, during the fourth quarter of fiscal 2003, the Company established a reserve reducing the value of its inventory. Primarily as a result of this reserve, inventory holding loss increased from $ 250,000 in fiscal 2002 to $ 332,000 in fiscal 2003.

Selling, general and administrative expense decreased by $ 94,000 during fiscal 2003. The decrease from $ 766,000 in 2002 to $ 670,000 in 2003 was due primarily decrease in personnel expenses of $143,000 that was offset by an increase in other selling, general and administrative expenses of $42,000.

During fiscal 2003, the Company invested cash not needed in operations, in publicly traded common stocks of other companies. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 2003, the Company held common stocks which had a cost of approximately $134,000 and market value of approximately $58,000.

In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $76,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements). Upon the expected sale of these securities, the Company will recognize a loss in its statement of operations equal to the amount of the unrealized holding loss, reduced by any increase in market value since October 31, 2003 and increased by any decrease in market value since October 31, 2003.

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

For the fourth quarter of fiscal 2002, the Company incurred a loss from continuing operations of $403,000 of which approximately $222,000 was represented by a write-down of finished goods inventory. Due to the Company’s declining sales and excess inventory, during the fourth quarter of fiscal 2002, the Company established reserve reducing the value of its inventory to market value. Primarily as a result of this reserve, inventory holding loss increased from $29,000 in fiscal 2001 to $250,000 in fiscal 2002.

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

In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $91,000 between cost and market value as of October 31, 2002 is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated

Financial Statements). If the Company sells these securities, the Company would recognize such loss in its statement of operations.

In fiscal 2002, the Company was advised that its largest customer would no longer be using the Company as a primary vendor. Although the customer continued to place orders with the Company during fiscal 2002, the Company expects that it will not receive significant orders from this customer after January 31, 2003.

Forward-Looking Statements

Certain statements herein, including statements as to the Company’s negotiations with a potential buyer, its ability to consummate a sale transaction, its estimate as to the amount of sales for the 2004 fiscal year, its expected negative cash flow and the Company’s uncertainty as to its future are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s failure to consummate the transaction presently under discussion, Certron not being able to find another buyer for the Company and the Company running out of cash prior to consummating a sale of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

(Letterhead of Hurley & Company)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Certron Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Certron Corporation (the “Company”) as of October 31, 2003, and the related statements of operations, stockholders’ deficit, and cash flows the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation as of October 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company disposed of its assembly operations and has suffered recurring losses from operations at October 31, 2003 that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hurley & Company
Granada Hills, California
February 12, 2004

(Letterhead of Beckman Kirkland & Whitney)

Independent Auditor’s Report

Board of Directors and Shareholders
Certron Corporation
Los Angeles, California

We have audited the accompanying balance sheet of Certron Corporation as of October 31, 2002, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended October 31, 2002 and 2001. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Certron Corporation as of October 31, 2002, and the results of its operations and its cash flows for the years ended October 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
January 3, 2003

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, Note 1	$432,000	$642,000
Accounts receivable, less allowance for doubtful accounts of $15,000 in 2003 and $7,000 in 2002	25,000	73,000
Inventories:
Finished products, less allowance for obsolescence of $177,000 in 2003 and $8,000 in 2002	—	252,000
Prepaid expenses	48,000	49,000
Other current assets	—	33,000

Total current assets	505,000	1,049,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
Machinery and equipment	17,000	55,000
Dies and molds	—	314,000
Furniture, fixtures and leasehold improvements	142,000	152,000

	159,000	521,000
Less accumulated depreciation and amortization	(159,000)	(500,000)

Net Equipment and Leasehold Improvements	—	21,000

MARKETABLE SECURITIES	58,000	119,000
OTHER ASSETS	—	14,000

Total Assets	$563,000	$1,203,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$—	$13,000
Accrued professional fees	49,000	32,000
Accrued payroll and related items	27,000	26,000
Other accrued expenses	72,000	67,000

Total current liabilities	148,000	138,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated value $1 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares (2002 and 2001)	3,128,000	3,128,000
Additional paid-in capital	1,824,000	1,824,000
Net unrealized loss on marketable equity securities	(77,000)	(91,000)
Accumulated deficit	(4,460,000)	(3,796,000)

Total Stockholders’ Equity	415,000	1,065,000

Total Liabilities and Stockholders’ Equity	$563,000	$1,203,000

The accompanying notes are an integral part of these financial statement

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended October 31,

	2003	2002	2001

NET SALES	$300,000	$750,000	$1,475,000
COST OF PRODUCTS SOLD	353,000	672,000	1,131,000

GROSS PROFIT	(53,000)	78,000	344,000

COSTS AND EXPENSES:
Inventory holding loss(Note 4)	170,000	258,000	29,000
Selling, general and administrative	600,000	766,000	799,000
Depreciation and amortization	21,000	17,000	44,000

	791,000	1,041,000	872,000

OPERATING LOSS	(844,000)	(963,000)	(528,000)
OTHER INCOME
Realized gain on marketable equity securities and other assets	12,000	—	5,000
Interest Income (net)	8,000	19,000	73,000
Other Income (Note 7)	161,000	—	—

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(663,000)	(944,000)	(450,000)
PROVISIONS FOR TAXES	1,000	1,000	1,000

LOSS FROM CONTINUING OPERATIONS	(664,000)	(945,000)	(451,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	—	(10,000)
Loss on disposal of discontinued operations, net of tax	—	—	(20,000)

NET LOSS	($664,000)	($945,000)	($481,000)

NET LOSS PER SHARE
Continuing operations	($0.21)	($0.30)	($0.14)
Discontinued operations, net of tax	—	—	(0.01)

Net loss per share	($0.21)	($0.30)	($0.15)

Weighted average common shares outstanding	3,128,000	3,128,000	3,128,000

COMPREHENSIVE LOSS
Unrealized (loss)/gain on marketable equity securities	$14,000	($4,000)	($55,000)
Net loss	(664,000)	(945,000)	(481,000)

	Year Ended October 31,

	2003	2002	2001

Comprehensive loss	($650,000)	($949,000)	($536,000)

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Net
				Unrealized
				(Loss)
				Gain on
	Common Stock		Additional	Marketable
			paid-in	Equity	Accumulated
	Shares	Amount	capital	Securities	deficit	Total

BALANCE
October 31, 2000	3,128,000	$3,128,000	$1,824,000	($32,000)	($2,370,000)	$2,550,000
Unrealized Loss on Marketable Securities				(55,000)		(55,000)
Net Loss					(481,000)	(481,000)

BALANCE
October 31, 2001	3,128,000	$3,128,000	$1,824,000	($87,000)	($2,851,000)	$2,014,000
Unrealized Loss on Marketable Securities				(4,000)		(4,000)
Net Loss					(945,000)	(945,000)

BALANCE
October 31, 2002	3,128,000	$3,128,000	$1,824,000	($91,000)	($3,796,000)	$1,065,000
Unrealized Loss on Marketable Securities				$14,000		($14,000)
Net Loss					(664,000)	(664,000)

BALANCE
October 31, 2003	3,128,000	$3,128,000	$1,824,000	($77,000)	($4,460,000)	$415,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED OCTOBER 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($664,000)	($945,000)	($481,000)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,000	17,000	64,000
Loss from discontinued operations, net	—	—	10,000
Loss on disposal of discontinued operations, net	—	—	20,000
Decrease (Increase) in net assets of discontinued operations	—	12,000	(17,000)
Changes in operating assets and liabilities:
Decrease(Increase)in notes receivable	—	99,000	(99,000)
Decrease(Increase) in trade accounts receivable	48,000	56,000	175,000
Decrease in inventories	252,000	401,000	138,000
Decrease (Increase) in prepaid expenses	1,000	16,000	(30,000)
Decrease (Increase) in other assets	47,000	(11,000)	45,000
(Decrease) Increase in current liabilities	10,000	(68,000)	(328,000)

Net cash used in continuing operations	(284,000)	(423,000)	(503,000)
Net cash used in discontinued operations	—	—	(13,000)

Net cash used in operating activities	(284,000)	(423,000)	(516,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	275,000	85,000	224,000
Purchase of marketable securities	(201,000)	(95,000)	(192,000)

Net cash (used in) provided by investing activities	74,000	(10,000)	32,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(210,000)	(433,000)	(484,000)
CASH AND CASH EQUIVALENTS, beginning of year	642,000	1,075,000	1,559,000

CASH AND CASH EQUIVALENTS, end of year	$432,000	$642,000	$1,075,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION –
Cash paid during the year for:
Interest	$—	$—	$—
Income Taxes	$1,000	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

Note 1 - Summary of Significant Accounting Policies

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

Translation of Foreign Currencies

All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rates for the year. Significant foreign operations ceased in 2001.

Cash and Cash Equivalents

The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents.

Accounts Receivable

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded receivables and collections from customers. The allowance for bad debts is adjusted periodically based upon the Company’s evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. At October 31, 2003 the inventory was fully reserved.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms. At October 31, 2003 all equipment and leasehold improvements were fully reserved.

Marketable Equity Securities

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The Company does not have investments that qualify as trading or held to maturity securities. Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment.

Advertising and Promotion Costs

Advertising and promotion costs, which totaled $0 in 2003 and 2002, are expensed as incurred.

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees” related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation”.

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

Segment Reporting

The Company accounts for segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires that companies disclose “operating segments” based on the way management desegregates the Company for internal operating decisions. See Note 9 for further information about the Company’s segments. The Company’s Mexicali operation and the contract assembly segment of its business was closed September 2001.

Recently Issued Accounting Pronouncement

In April 2002, the Financial Standards Board (the “FASB”) issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections,” effective for financial statements issued after May 25, 2002, which effectively amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency involving sale-leaseback transactions and also gives clarity to other existing authoritative pronouncements. The adoption of SFAS 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring.)” The adoption of the provisions of this SFAS did not have a material impact on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” application for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions to be accounted for in accordance with FASB Statement No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” and emends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” to include in its scope certain long term customer-relationship intangible assets of financial institutions. The adoption of SFAS 147 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based

Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” effective for fiscal years ending after December 15, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial statements, as the adoption of this standard did not require the Company to change, and the Company did not change, to the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after January 31, 2003. The Company holds no interest in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company holds no derivative instruments and does not engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoptions of SFAS 150 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

Disposition of the Mexicali facility, represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No.30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the period of November 1, 1999 through September 7, 2001 are shown separately in the accompanying statement of operations.

     Net sales and income from the discontinued operation are as follows:

	2003	2002	2001

Net Sales	—	—	$603,000
Loss from discontinued operation	—	—	10,000
Loss on disposal of discontinued operation	—	—	20,000
Income tax benefit (expense)	—	—	—
Net loss from discontinued operation	—	—	30,000

Note 3 - Marketable Securities

The Company has investments in marketable equity securities, which have been classified as non-current, available-for-sale, at October 31, 2003 and 2002. The market value of these securities is shown as a non-current asset while the change in market value since the acquisition of these securities is shown as an unrealized holding loss in the shareholders’ equity section of the balance sheet. The investments in equity securities at October 31, 2003 have an original cost of $134,000 and a fair value of $58,000, resulting from gross unrealized losses of $81,000 and gross unrealized gains of $5,000, respectively. The investments in equity securities at October 31, 2002 had an original cost of $210,000 and a fair value of $119,000, resulting from gross unrealized losses of $110,000 and gross unrealized gains of $17,000 respectively.

Realized gains from the sale of marketable securities were $11,000, $0, and $5,000 for the years ended October 31, 2003, 2002 and 2001, respectively. Gross proceeds from the sale of securities were $275,000, $85,000 and $224,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

Note 4 - Inventory

Due to the apparent loss of three of the Company’s largest customers, as described in Item 1, declining sales, and excess inventory, the Company has established a reserve to reduce the value of its inventory to net realizable value taking into account the cost of handling and sales.

Note 5 - Options

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

	Options
	available	Options
Executive Stock	for	granted and
Option Plan	grant	outstanding	Price Range

Balance, October 31, 1999	181,500	118,500	$1.000
Granted	(62,000)	62,000	$1.000

Balance, October 31, 2000	119,500	180,500	$1.000
Increase	300,000		$1.000
Canceled	75,500	(75,500)	$1.000

Balance October 31, 2001	495,000	105,000	$1.000
Canceled	67,000	(67,000)	$1.000

Balance October 31, 2002	562,000	38,000	$1.000
Canceled	3,000	(3,000)	$1.000

Balance October 31, 2003	565,000	35,000	$1.000

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

October 31,
2003

Net Loss as reported	($664,000)
Loss, pro forma	(664,000)
Loss per share as reported	(.21)
Loss per share, pro forma	(.21)

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

At October 31, 2003, there were 35,000 options granted and outstanding, of which 35,000 were exercisable. These options had a weighted average remaining contractual life of three years. The weighted average exercise price of the options outstanding and exercisable was $1.00.

Incremental common shares (not included in the denominator of diluted earnings per share because of their anti-dilutive nature):

	2003	2002

Employee options	35,000	38,000
Warrants	0	0

Potential common equivalents	35,000	38,000

If all currently outstanding potential common equivalents are exercised, the Company would receive proceeds of approximately $35,000.

Note 6 - Taxes on Income

The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

	Year Ended October 31,

	2003	2002	2001

Statutory rate	34%	34.0%	34.0%
State taxes, net of federal benefit	0%	0%	0.2%
Unrecognized benefit of net operating losses	(34%)	(34.0%)	(34.0%)

Effective tax rate	0%	0%	0.2%

For federal income tax return purposes, net operating losses of approximately $5,136,000 expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $2,400,000 expire beginning October 31, 2003.

Significant components of the Company’s deferred tax asset consist of the following:

	October 31,	October 31,
	2003	2002

Net operating loss carry forward	$2,129,000	$1,913,900
State Taxes	90,000	71,900
Vacation and severance accruals	12,000	8,600
Allowance for bad debts	7,000	6,500
Inventory	76,000	3,400
Depreciation	(2,000)	25,700
Close Out Reserves	22,000	21,500
Loss on marketable equity Securities	146,000	146,300

General business credit	—	—

Total deferred tax assets	2,480,000	2,197,800
Valuation allowance for deferred tax assets	(2,480,000)	(2,197,800)

	$—	$—

The deferred tax assets have been offset in their entirety by a valuation allowance due to the uncertainty of their realization.

Note 7 – Other Income

During the year ended October 31, 2003, the Company received $162,000 from the surrendering of a life insurance policy held on a director of the Company. The income from this transaction is reported as other income in the statement of operations.

Note 8 – Commitments and Contingencies

Operating Leases -

The Company leases office and warehouse facilities under long-term operating leases. The minimum net lease payments under non-cancelable operating leases are as follows:

Year Ending October 31 2004	$28,636
Thereafter	0

Total rental expense charged to operations amounted to $113,000, $129,000, and $197,000, for the years ended October 31, 2003, 2002, and 2001 respectively.

Some leases contain renewal options, inflation escalation clauses and under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

The Company as of December 2, 2003 moved out of the Corona property. The Company now leases a storage area at a facility owned by Louart Corporation on a month to month basis.

Employment Contract -

On November 1, 1993, the Company entered into an employment agreement with its Chairman/Chief Executive Officer under which the Company is committed to annual salary payments to the officer in the amount of $200,000 through fiscal

1998.     During the fiscal year ended October 31, 1999, the Chairman and CEO voluntarily reduced his compensation to $153,000, in fiscal year ended October 31, 2000 to $139,000, in fiscal year ended October 31, 2001 to $117,000, in fiscal year ended October 31, 2002 to $113,000 and in fiscal year 2003 to $104,000. In 1998 the Employment Agreement was amended to extend the term thereof through October 31, 2001 and in November 2001 the Agreement was amended to extend the term thereof through October 31, 2004.

Contingencies –

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months and on May 20, 2003, the tolling agreement was again extended for an additional 18 months. While the amount which will be required to settle this matter is not expected to be material, Certron is unable to estimate the amount that may be required to settle this matter. The company is waiting for communication from the government concerning settlement of this claim.

Note 9 - Industry Segment Information

In fiscal 2003 and 2002, the Company operated solely in the segment of distributing magnetic media products.

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

Financial information for 2003, 2002 and 2001 by industry segment, is summarized as follows:

	2003	2002	2001

Net sales to unaffiliated customers:
Magnetic media products	$300,000	$750,000	$1,475,000
Discontinued operations	—	—	603,000

Combined	$300,000	$750,000	$2,078,000

Gross profit/(loss):
Magnetic media products	($53,000)	$78,000	$131,000
Discontinued operations		—	158,000

	($53,000)	78,000	289,000
General corporate expenses	(790,000)	(1,041,000)	(847,000)
Realized gain & loss on marketable securities	11,000	—	5,000

	2003	2002	2001

Interest income	8,000	19,000	73,000
Other income	161,000	—	—

Loss from continuing operations, before tax	($663,000)	($944,000)	($450,000)

Loss from continuing operations	($664,000)	($945,000)	($451,000)

Loss from discontinued operations, net of tax	—	—	($30,000)
Net Loss	($664,000)	($945,000)	($481,000)
Basic and diluted net loss per share	($0.21)	($0.30)	($0.15)
Identifiable assets:
Magnetic media products	$73,000	$428,000	$918,000
Discontinued operations		—	11,000

Total identifiable asset	73,000	428,000	929,000
General corporate assets	490,000	775,000	1,291,000

Total assets	$563,000	$1,203,000	$2,220,000

Depreciation and amortization:
Magnetic media products	$21,000	$17,000	$64,000
Discontinued operations	—	—	—

Total depreciation and amortization	$21,000	$17,000	$64,000

Capital expenditures:
Magnetic media products	$—	—	—
Discontinued operations	—	—	—

Total capital expenditures	$—	$—	$—

Note 10 - Related Party Transactions

The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

The payments made to Louart for these items for the years ended October 31 are as follows:

2003	$190,000
2002	$190,000
2001	$192,000

Note 11 - Concentrations

For fiscal year ended October 31, 2003, the Company’s ten largest customers of magnetic media products accounted in the aggregate for approximately 93% of the Company’s total net sales of magnetic media products. During fiscal 2003, the two largest single magnetic media customers accounted for $ 67,000 or 22% and $33,000 or 11% of the Company’s total magnetic media sales, respectively. The Company’s largest customer has informed the Company of their intent to cease ordering from the Company, despite their continued placement of orders. The loss of the Company’s three largest customers has had a material negative effect on the Company’s earnings and sales.

The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2003, uninsured portions of balances held at those banks aggregated to $312,000.

Accounts receivable from the Company’s largest customer accounted for $17,600 or 63% of accounts receivable as of October 31, 2003.

Note 12.    Basis of Presentation

During the three years ended October 31, 2003, 2002 and 2001, the Company had recurring losses due to continuing intense price competition and technological changes in the marketplace for its products. The Company concluded that its audio and videotape businesses were no longer viable and that raises substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans for the Company include finding a buyer for the Company.

It is not possible to predict the success of management’s efforts. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to meet its commitments.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended October 31, 2003, the Company changed independent auditors from Beckman Kirkland & Whitney to Hurley & Company. There were no disagreements with Beckman Kirkland & Whitney.

Item 9A. Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 as of October 31, 2003. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information about each of the Directors and Executive Officer of the Company as of January 31, 2004.

		First Elected
Name and Present Position with Company or Principal Occupation	Age	As Director

Marshall I Kass Chairman of the Board, Chief Executive Officer and Chief Operating Officer of the Company and Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Louart Corporation, an investment company	75	1988
Michael S. Kass Executive Vice President of the Company and President and Director of Louart Corporation, an investment company	50	1988
Susan E. Kass Secretary and Treasurer of the Company and Vice President, Secretary and Director of Louart Corporation, an investment Company	47	1988
Ivalee E. Francia Director of the Company and Accounting Manager of Louart Corporation, an investment Company	39	2003

In March 1996, Mr. Michael S. Kass was elected Executive Vice President of the Company. For the five years prior thereto, he served as Vice President of the Company. In December 1988, Mr. Marshall I. Kass was elected Chairman of the Board of Directors and Chief Executive Officer, and in June 1990 he was elected as the Chief Operating Officer of the Company. For more than the past five years and until February 1996, Mr. Kass served as President of Louart Corporation, a privately held investment company. In February 1996, he was elected Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Louart Corporation. He is, and for more than the past five years has been, a Director thereof. The Company and Marshall I. Kass are parties to an Employment Agreement, dated as of November 1, 1993, pursuant to which Mr. Kass is employed as the Chairman of the Board and Chief Executive Officer of the Company. Although his Employment Agreement provides for an annual salary of $200,000 per year (subject to adjustment at the discretion of the Board of Directors of the Company), Mr. Kass has voluntarily taken less than that amount each of the last three years as noted in the Summary Compensation Table contained in Item 11. The

Employment Agreement has been amended to extend the end of the term thereof to October 31, 2004. The Employment Agreement may be earlier terminated in the event of the death or disability of Mr. Kass or for “good cause,” defined to mean conviction of a crime directly related to his employment or a felony, gross mismanagement of the business and affairs of the Company or breach of any material provision of the Employment Agreement.

In February 1996, Mr. Michael S. Kass was elected President of Louart Corporation. For the five years prior thereto, he served as Senior Vice President and Director of Louart Corporation. For more than the past five years, Ms. Susan E. Kass has served as the Secretary, Vice President and Director of Louart Corporation. In 1990, she was elected Secretary and Treasurer of the Company. For more than the past five years, Ms. Ivalee E. Francia has been Accounting Manager of Louart Corporation. Mr. Marshall I. Kass is the father of Mr. Michael S. Kass and Ms. Susan E. Kass, both of whom are siblings of one another.

Except for Marshall I. Kass, all of the executive officers of the Company serve at the pleasure of the Board of Directors.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company will provide without charge upon written request sent to Certron Corporation, 11845 W. Olympic Boulevard, Suite 1080, Los Angeles, California, Attention Secretary, a copy of such Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, as well as persons holding more than 10% of the Company’s outstanding shares of Common Stock, to file initial reports of ownership and reports of changes of ownership of the Company’s Common Stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of these filings, to the Company’s knowledge, during the fiscal year ended October 31, 2003, Ivalee E. Francia, a director of the Company, failed to file on a timely basis a Form 3 upon her election as a Director.

Item 11. Executive Compensation.

The following table sets forth the compensation paid, during the fiscal year ended October 31, 2003, to (i) the Chief Executive Officer and (ii) any other executive officer whose total compensation for such fiscal year exceeded $100,000, for services rendered by such persons in all capacities to the Company:

SUMMARY COMPENSATION TABLE

			Long Term
			Compensation
			Awards
		Annual	Securities
	Fiscal	Compensation	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Options (#)	Compensation ($)(1)

Marshall I. Kass, Chairman	2003	$104,000	—	$5,621
of the Board, Chief	2002	$113,000	—	$15,852
Executive Officer and	2001	$117,000	—	$15,852
Chief Operating Officer

Stock Options

In January 1989, the Board of Directors adopted the Executive Plan (then known as the 1989 Stock Option Plan) covering 150,000 shares of Common Stock which was approved by shareholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 27, 2005. In January 2001, the Board of Directors adopted an additional amendment to the Executive Plan increasing the number of shares of Common Stock covered thereby from 300,000 to 600,000 and extending the expiration date of the Executive Plan to January 24, 2011, which amendments were approved by the Company’s shareholders in March 2001.

During the fiscal year ended October 31, 2003, no options were granted or exercised under the Executive Plan.

(1)  Represents premiums paid during the fiscal year on life insurance policies maintained by the Company having as of January 1, 2004 an aggregate estimated net surrender proceeds of $66,543 on the life and for the benefit of Mr. Marshall I. Kass. In August 29, 2003, the Company surrendered one of the two policies listed in fiscal 2002 and received in exchange therefore approximately $162,000.

The following table sets forth as of January 31, 2004 information as to the number of unexercised options (none of which are in-the-money options) held by the Chief Executive Officer of the Company.

AGGREGATED FISCAL YEAR-END OPTION VALUES

Number of Securities
Underlying Unexercised
Options at January 31, 2004
(#)
Name	Exercisable/Unexercisable

Marshall I. Kass	10,000/0

Under the Executive Plan both “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-incentive options can be granted to selected executives, key employees and directors (whether or not employees) of the Company. However, incentive stock options may be granted only to employees (including officers and directors who are employees). Under the Executive Plan, all options are required to be granted at exercise prices of not less than 100% of the fair market value of the Common Stock at the date the options are granted. If an incentive stock option is granted to a more than 10% shareholder, it must be at 110% of the fair market value of the Common Stock at the date of grant. The number of shares of Common Stock covered by the Executive Plan is subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, recapitalization and similar changes in the capitalization of the Company.

Stock appreciation rights may be granted with all or part of any option granted under the Executive Plan. Directors who are not employees of the Company are not eligible to receive these rights. Stock appreciation rights entitle the holder thereof, upon exercise of such rights, to surrender the related option, or any portion thereof, and to receive, without payment to the Company (except for applicable withholding taxes), an amount equal to the excess of the fair market value, on the date of such exercise, of the Common Stock covered by such option or portion thereof over the option price of the Common Stock as provided in the option. The Board of Directors or a committee thereof has sole discretion to determine the form in which payment may be made to the employee upon the exercise of any stock appreciation right (i.e., Common Stock, cash, or any combination thereof). No stock appreciation rights have been granted under the Executive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters.

The following table sets forth, as of January 31, 2004, the beneficial ownership of equity securities of the Company by each person known by the Company to own more than 5% of any class of the Company’s voting securities, each Director and Executive Officer and all Directors and Executive Officers as a group:

	Beneficial Ownership of Equity Securities
	of Company on January 31, 2003 (1)

Name	Common Stock Held		Percent of Class

Louart Corporation 11845 W. Olympic Blvd., Suite 1080 Los Angeles, California 90064	1,535,840	(2)	48.6%
Marshall I. Kass	1,491,315	(3)(4)	47.5%	(3)(4)
Michael S. Kass	1,238,725	(3)(4)	39.5%	(3)(4)
Susan E. Kass	1,216,200	(3)(4)	38.8%	(3)(4)
Ivalee E. Francia	0		0%
Directors and Officers as a Group (4 persons)	1,535,840	(3)(4)	48.6%	(3)(4)

(1)  Except as otherwise indicated, nature of beneficial ownership is possession of sole voting and investment power.

(2)  Includes 1,205,200 shares owned directly by Louart Corporation, as reported in its Schedule 13D, dated January 1994 and filed with the Securities and Exchange Commission. Such Schedule 13D indicates that Louart Corporation has sole voting and dispositive power of such shares. Also includes 330,640 shares beneficially owned (including shares issuable under options which are currently exercisable or exercisable within 60 days) by officers and directors of Louart Corporation.

(3)  Includes 1,205,200 shares owned by Louart Corporation. Messrs. Marshall and Michael Kass and Ms. Susan Kass, directors and executive officers of the Company, own shares of the capital stock of Louart Corporation representing a majority of the voting power of the outstanding capital stock thereof. Includes for Marshall I. Kass 276,115 shares owned by him, for Michael S. Kass 1,000 shares owned by him and 22,525 shares owned by his SEP/IRA, and for Susan E. Kass 1,000 shares owned by her. Excludes for Marshall I. Kass 81,500 shares owned by his wife, of which shares Marshall I. Kass disclaims beneficial ownership.

(4)  Includes for each of Marshall I. Kass, Michael S. Kass and Susan E. Kass 10,000 shares issuable upon the exercise of presently exercisable options or options exercisable within 60 days held by such persons.

The following table sets forth certain information regarding the Executive Plan, the only equity compensation plan of Certron:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining
	securities		available for
	to be		future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders:	35,000	$1.00	565,000
Equity compensation Plans not approved by security holders:	0	0	0

Total	35,000	—	565,000

Item 13. Certain Relationships and Related Transactions.

     Louart Corporation, the beneficial owner of 48.6% of the Common Stock of the Company and in which Messrs. Marshall and Michael Kass and Ms. Susan Kass, directors and executive officers of the Company, own a majority of the voting power and are executive officers and directors, leases to the Company a warehouse and packaging facility in Corona, California. The facility in Corona, California is leased on a triple-net basis pursuant to a lease that expires November 30, 2003 at a monthly rental rate of approximately $7,400. On December 2, 2003, the Company moved out of the Corona property. The Company has leased a storage area at a facility owned by Louart Corporation on a month-to-month as is at the rate of $450 per month.

During the fiscal year ended October 31, 2003, the Company paid to Louart Corporation approximately $190,000 for the provision of certain services, including rent, secretarial and administrative services, consulting services and use of an automobile, and will continue to pay Louart for such services during the Company’s current fiscal year.

Item 14. Principal Accountant Fees and Services.

     Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  1. FINANCIAL STATEMENTS

The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:

2.	FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and qualifying accounts	37

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

     23.1 Beckman Kirkland & Whitney consent.

     23.2 Hurley & Company consent.

     31.     Rule 13a-14(a)/15d-14(a) Certification

     32.     Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*     Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b)  During the fourth quarter of Registrant’s fiscal year ended October 31, 2003 no reports on Form 8K were filed.

CERTRON CORPORATION AND SUBSIDIARY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
		charged to
		expense/
	Balance at	(subtractions	Balance of	Balance at
	beginning	charged to	accounts	end of
Classifications	of period	income)	written off	period

YEAR ENDED OCTOBER 31, 2003
Allowance for doubtful Accounts	$7,000	($0)	$0	$7,000

Inventory reserve for obsolescence	$8,000	$169,000	$0	$177,000

YEAR ENDED OCTOBER 31, 2002
Allowance for doubtful accounts	$25,000	$0	$0	$7,000

Inventory reserve for obsolescence	$0	$8,000	$0	$8,000

YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful accounts	$44,000	$0	($19,000)	$25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2004

CERTRON CORPORATION

By	/s/ MARSHALL I. KASS

Marshall I. Kass
Chairman of the Board and
Chief Executive and
Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARSHALL I. KASS Marshall I. Kass	Chairman of the Board Chief Executive Officer Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 13, 2004

/s/ MICHAEL S. KASS Michael S. Kass	Executive Vice President and Director	February 13, 2004

/s/ SUSAN E. KASS Susan E. Kass	Secretary-Treasurer and Director	February 13, 2004

/s/ IVALEE E. FRANCIA Ivalee E. Francia	Director	February 13, 2004

EXHIBIT INDEX

3.	EXHIBITS

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

     10.1 Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit “B” to Registrant’s Proxy Statement dated February 21, 1989).

     10.2 Amendment to Registrant’s 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 1995).

     10.3 Amendment to Registrant’s Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended April 30, 2001).

     10.4 Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit “C” to Registrant’s Proxy Statement dated February 17, 1988).

     10.5 Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

     10.6 Amendment to Employment Agreement between Registrant and Marshall I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998).

     21.     Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant’s Annual report on form 10-K for the year ended October 31, 1981).

     23.1 Beckman Kirkland & Whitney consent.

     23.2 Hurley & Company consent

     31.     Rule 13a-14(a)/15d-14(a) Certification.

     32.     Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.