Form 10-K/A
period 2003-10-31
CERTRON CORP
filed 2004-02-23
CIK 19002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the fiscal year ended October 31, 2003

OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

               Commission File No. 0-9081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

California	95-2461404

(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

11845 W. Olympic Boulevard, Suite 1080
Los Angeles, California	90064

(Address of principal executive offices)	(Zip Code)

               Registrant’s telephone number, including area code: (310) 914-0300

               Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

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

	Year ended October 31,

	2003	2002	2001

	(In Thousands)
Net sales to unaffiliated customers:
Magnetic Media products	$300	$750	$1,475
Discontinued operations	—	—	$603
Operating profit (loss) before general corporate expense:
Magnetic Media products	$(53)	$78	$131
Discontinued operations	—	—	158
Identifiable assets:
Magnetic Media products	$25	$346	$918
Discontinued operations	—	—	11

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

	Net Sales

	(In Thousands)
Product	2003	2002	2001

Audio magnetic tape products	$255	$621	$1,160
Video cassettes	45	129	315

	$300	$750	$1,475

Competition

In all areas of Certron’s magnetic media business, competition has been active and intense. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, and video cassettes, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which made it difficult for the Company to maintain prices. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”. The release of digital products has had an adverse impact on the Company’s magnetic media sales and operations.

Employees

At January 1, 2004, Certron employed five full and part time people at its facility at 11845 Olympic Blvd., Los Angeles, California.

Item 2. Properties.

The principal facilities of the Company are as follows:

	Approx. Area			Approx.
Location	Sq. ft.	Lease Expires		annual rent	Principal use

422 N. Smith Avenue	17,186	8-31-03	(1)	$87,000	Warehouse and
Corona, CA					packaging
11845 W. Olympic Blvd	1,543	10-31-04	(1)	$29,000	Administration
Los Angeles, CA
1600 So. Broadway	750	month to month(1)		$5,400	Warehouse and
1620 So. Broadway					packaging
Los Angeles, CA

(1)  422 N. Smith Avenue, 1600 So. Broadway and 1620 So. Broadway are leased from Louart Corporation, a principal stockholder of Certron. 11845 W. Olympic Boulevard Los Angeles California is leased from an unrelated party.

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

As of January 12, 2004, the approximate number of holders of record of the Company’s Common Stock was 1324. The Company has never paid a cash dividend on its Common Stock. The high and the low bid price of the company’s common stock on January 9, 2004 was $0.20.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999

Net Sales	$300,000	$750,000	$1,475,000	$2,272,000	$2,765,000
Net loss from continuing operations	($664,000)	($945,000)	($451,000)	($329,000)	($339,000)
Net loss from discontinued operations	—	—	($30,000)	($112,000)	($121,000)
Net loss	($664,000)	($945,000)	($481,000)	($441,000)	($460,000)
Net loss per common share	($0.21)	($0.30)	($0.15)	($0.14)	($.15)
Total assets	$563,000	$1,203,000	$2,220,000	$3,037,000	$3,446,000
Long-term debt	—	—	—	—	—
Working capital	$357,000	$911,000	$1,831,000	$2,196,000	$2,744,000
Stockholders’ equity	$415,000	$1,065,000	$2,014,000	$2,550,000	$3,017,000

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

Liquidity and Capital Resources

As demonstrated by the following chart, the Company’s working capital decreased at October 31, 2003 as compared to that at October 31, 2002, which was primarily due to a decline in sales and increased reserves against inventory. Cash decreased by $210,000; accounts receivable decreased by $48,000; inventories decreased by $252,000; prepaid expenses decreased by $1,000; and other current assets decreased by $33,000. Current liabilities increased by $10,000. During the fourth quarter of fiscal 2003, the Company increased its cash position by surrendering for its cash value of $161,000 a life insurance policy on the life of Marshall Kass, Chairman and Chief Executive Officer of the Company.

	October 31

	2003	2002	2001

Working Capital	$357,000	$911,000	$1,831,000
Current Ratio	3.41 to 1	7.6 to 1	9.89 to 1
Cash Used in Operations	($285,000)	($423,000)	($516,000)

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

Fiscal 2003 Compared to Fiscal 2002

During fiscal 2003, the Company had an operating loss of $844,000 and a net loss of $664,000 on sales of $300,000 as compared to an operating loss of $963,000 and a net loss of $945,000 on sales of $750,000 for fiscal 2002. Gross profit decreased by $131,000 between fiscal 2003 and fiscal 2002. Inventory holding loss decreased by $88,000; selling, general and administrative expenses decreased by $166,000; depreciation and amortization expense increased by $4,000; interest income decreased by $ 11,000, realized gain on marketable securities increased by $ 12,000 and the surrender of an executive life insurance policy for its cash value resulted in other income of approximately $161,000.

Sales of magnetic media products were $300,000 in fiscal 2003 as compared to $750,000 in fiscal 2002. The decrease of 60% represents a decrease in sales of micro cassettes of $128,000, a decrease in sales of video cassettes of $84,000, and a decrease in sales of audio cassettes and other office products of $238,000 as a result of price competition and technological changes.

Total gross margin was negative 18% in fiscal 2003 and 10% in fiscal 2002. Margins decreased from $78,000 in fiscal 2002 to negative $53,000 in fiscal 2003 due primarily to a decrease in sales of magnetic media.

For the fourth quarter of fiscal 2003, the Company incurred a loss from continuing operations of $41,000. The amount of the loss was lower by approximately $161,000 due to the surrender of an executive life insurance policy for payment of its cash value. Due to the Company’s declining sales and the loss of customers, during the fourth quarter of fiscal 2003, the Company added to a reserve reducing the value of its inventory. As a result of inventory being sold and a smaller increase in the inventory reserve in fiscal 2003 compared to fiscal 2002, inventory holding loss decreased from $258,000 in fiscal 2002 to $170,000 in fiscal 2003.

Selling, general and administrative expense decreased by $166,000 during fiscal 2003. The decrease from $ 766,000 in 2002 to $600,000 in 2003 was due primarily decrease in personnel expenses of $115,000 and a decrease in other selling, general and administrative expenses of $51,000.

During fiscal 2003, the Company invested cash not needed in operations, in publicly traded common stocks of other companies. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of October 31, 2003, the Company held common stocks which had a cost of approximately $135,000 and market value of approximately $58,000.

In accordance with generally accepted accounting principles, the Company has recorded the value of its investments in marketable securities on its balance sheet at market value and the difference of approximately $77,000 between cost and market value is recorded as an unrealized holding loss, a separate component of equity (see Notes 1 and 3 of Notes to Consolidated Financial Statements).

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

Total gross margin was 10% in fiscal 2002 and 23% in fiscal 2001. Margins decreased from $344,000 in fiscal 2001 to $78,000 in fiscal 2002 due primarily to a decrease in the sales of magnetic media.

For the fourth quarter of fiscal 2002, the Company incurred a loss from continuing operations of $401,000 of which approximately $222,000 was represented by a write-down of finished goods inventory. Due to the Company’s declining sales and excess inventory, during the fourth quarter of fiscal 2002, the Company added to a reserve reducing the value of its inventory to market value. Primarily as a result of this reserve, inventory holding loss increased from $29,000 in fiscal 2001 to $258,000 in fiscal 2002.

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

Item 8. Financial Statements and Supplementary Data.

(Letterhead of Hurley & Company)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Certron Corporation
Los Angeles, California

We have audited the accompanying balance sheet of Certron Corporation (the “Company”) as of October 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company disposed of its assembly operations and has suffered recurring losses from operations at October 31, 2003 that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
January 3, 2003

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, Note 1	$432,000	$642,000
Accounts receivable, less allowance for doubtful accounts of $15,000 in 2003 and $7,000 in 2002	25,000	73,000
Inventories:
Finished products, less allowance for obsolescence of $177,000 in 2003 and $8,000 in 2002, Note 4	—	252,000
Prepaid expenses	48,000	49,000
Other current assets	—	33,000

Total current assets	505,000	1,049,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
Machinery and equipment	17,000	55,000
Dies and molds	—	314,000
Furniture, fixtures and leasehold improvements	142,000	152,000

	159,000	521,000
Less accumulated depreciation and amortization	(159,000)	(500,000)

Net Equipment and Leasehold Improvements	—	21,000

MARKETABLE SECURITIES	58,000	119,000
OTHER ASSETS	—	14,000

Total Assets	$563,000	$1,203,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued advertising	$—	$13,000
Accrued professional fees	49,000	32,000
Accrued payroll and related items	27,000	26,000
Other accrued expenses	72,000	67,000

Total current liabilities	148,000	138,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated value $1 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares(2002 and 2001)	3,128,000	3,128,000
Additional paid-in capital	1,824,000	1,824,000
Net unrealized loss on marketable equity securities	(77,000)	(91,000)
Accumulated deficit	(4,460,000)	(3,796,000)

Total Stockholders’ Equity	415,000	1,065,000

Total Liabilities and Stockholders’ Equity	$563,000	$1,203,000

The accompanying notes are an integral part of these financial statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended October 31,

	2003	2002	2001

NET SALES	$300,000	$750,000	$1,475,000
COST OF PRODUCTS SOLD	353,000	672,000	1,131,000

GROSS PROFIT	(53,000)	78,000	344,000

COSTS AND EXPENSES:
Inventory holding loss(Note 4)	170,000	258,000	29,000
Selling, general and administrative	600,000	766,000	799,000
Depreciation and amortization	21,000	17,000	44,000

	791,000	1,041,000	872,000

OPERATING LOSS	(844,000)	(963,000)	(528,000)
OTHER INCOME
Realized gain on marketable equity securities and other assets	12,000	—	5,000
Interest Income	8,000	19,000	73,000
Other Income (Note 7)	161,000	—	—

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(663,000)	(944,000)	(450,000)
PROVISIONS FOR TAXES	1,000	1,000	1,000

LOSS FROM CONTINUING OPERATIONS	(664,000)	(945,000)	(451,000)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	—	(10,000)
Loss on disposal of discontinued operations, net of tax	—	—	(20,000)

NET LOSS	($664,000)	($945,000)	($481,000)

NET LOSS PER SHARE
Continuing operations	($0.21)	($0.30)	($0.14)
Discontinued operations, net of tax	—	—	(0.01)

Net loss per share	($0.21)	($0.30)	($0.15)

Weighted average common shares outstanding	3,128,000	3,128,000	3,128,000

COMPREHENSIVE LOSS
Unrealized (loss)/gain on marketable equity securities	$14,000	($4,000)	($55,000)
Net loss	(664,000)	(945,000)	(481,000)

Comprehensive loss	($650,000)	($949,000)	($536,000)

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Net
				Unrealized
				(Loss)
				Gain on
	Common Stock		Additional	Marketable
			paid-in	Equity	Accumulated
	Shares	Amount	capital	Securities	deficit	Total

BALANCE
October 31, 2000	3,128,000	$3,128,000	$1,824,000	($32,000)	($2,370,000)	$2,550,000
Unrealized Loss on Marketable Securities				(55,000)		(55,000)
Net Loss					(481,000)	(481,000)

BALANCE
October 31, 2001	3,128,000	$3,128,000	$1,824,000	($87,000)	($2,851,000)	$2,014,000
Unrealized Loss on Marketable Securities				(4,000)		(4,000)
Net Loss					(945,000)	(945,000)

BALANCE
October 31, 2002	3,128,000	$3,128,000	$1,824,000	($91,000)	($3,796,000)	$1,065,000
Unrealized Gain on Marketable Securities				$14,000		$14,000
Net Loss					(664,000)	(664,000)

BALANCE
October 31, 2003	3,128,000	$3,128,000	$1,824,000	($77,000)	($4,460,000)	$415,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED OCTOBER 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($664,000)	($945,000)	($481,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	17,000	64,000
Loss from discontinued operations, net	—	—	10,000
Loss on disposal of discontinued operations, net	—	—	20,000
Decrease (Increase) in net assets of discontinued operations	—	12,000	(17,000)
Changes in operating assets and liabilities:
Decrease(Increase)in notes receivable	—	99,000	(99,000)
Decrease(Increase) in trade accounts receivable	48,000	56,000	175,000
Decrease in inventories	252,000	401,000	138,000
Decrease (Increase) in prepaid expenses	1,000	16,000	(30,000)
Decrease (Increase) in other assets	47,000	(11,000)	45,000
(Decrease) Increase in current liabilities	10,000	(68,000)	(328,000)

Net cash used in continuing operations	(285,000)	(423,000)	(503,000)
Net cash used in discontinued operations	—	—	(13,000)

Net cash used in operating activities	(285,000)	(423,000)	(516,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	275,000	85,000	224,000
Purchase of marketable securities	(200,000)	(95,000)	(192,000)

Net cash (used in) provided by investing activities	75,000	(10,000)	32,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(210,000)	(433,000)	(484,000)
CASH AND CASH EQUIVALENTS, beginning of year	642,000	1,075,000	1,559,000

CASH AND CASH EQUIVALENTS, end of year	$432,000	$642,000	$1,075,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION –
Cash paid during the year for:
Interest	$—	$—	$—
Income Taxes	$1,000	$1,000	$1,000

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

Cash and Cash Equivalents

The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents. Substantially all deposits are with one institution.

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

Loss Per Common Share

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

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” application for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions to be accounted for in accordance with FASB Statement No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” and emends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” to include in its scope certain long term customer-relationship intangible assets of financial institutions. The adoption of SFAS 147 did not have a material impact on the Company’s financial statements.

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

Note 2 - Discontinued Operation

On September 7, 2001, the Company closed its Mexicali, Mexico plant and its contract assembly operations that were conducted at that facility. This closure was in response to decline in demand for micro cassettes which also had been assembled at the Mexicali, Mexico facility, the loss of an existing customer and the negative outlook for the retention of its then sole remaining contract assembly customer and additional contract assembly business. In the opinion of management, all expenses associated with the closing of Mexico operations were either paid or fully accrued in fiscal 2001. The assets in the Mexicali, Mexico facility consists primarily of accounts receivable and fixed assets.

The estimated loss on the disposal of the discontinued operation of $30,000(net of income tax benefit of $0), represents the estimated loss on the disposal of the assets of the segment and a provision for expected operating losses during the phase-out period from September 7, 2001 through October 31, 2001.

Disposition of the Mexicali facility, represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No.30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. Operating results of the Mexicali facility for the period of November 1, 2000 through September 7, 2001 are shown separately in the accompanying statement of operations.

Net sales and income from the discontinued operation are as follows:

	2003	2002	2001

Net Sales	—	—	$603,000
Loss from discontinued operation	—	—	10,000
Loss on disposal of discontinued operation	—	—	20,000
Income tax benefit (expense)	—	—	—
Net loss from discontinued operation	—	—	30,000

Note 3 - Marketable Securities

The Company has investments in marketable equity securities, which have been classified as non-current, available-for-sale, at October 31, 2003 and 2002. The market value of these securities is shown as a non-current asset while the change in market value since the acquisition of these securities is shown as an unrealized holding loss in the shareholders’ equity section of the balance sheet. The investments in equity securities at October 31, 2003 have an original cost of $135,000 and a fair value of $58,000, resulting from gross unrealized losses of $82,000 and gross unrealized gains of $5,000, respectively. The investments in equity securities at October 31, 2002 had an original cost of $210,000 and a fair value of $119,000, resulting from gross unrealized losses of $110,000 and gross unrealized gains of $19,000 respectively.

Realized gains from the sale of marketable securities were $12,000, $0, and $5,000 for the years ended October 31, 2003, 2002 and 2001, respectively. Gross proceeds from the sale of securities were $275,000, $85,000 and $224,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

Note 4 - Inventory

Due to the apparent loss of three of the Company’s largest customers, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, declining sales, and excess inventory, the Company has established a reserve to reduce the value of its inventory to net realizable value taking into account the cost of handling and sales.

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

For federal income tax return purposes, net operating losses of approximately $5,600,000 expire beginning October 31, 2005. For state income tax purposes,

net operating losses of approximately $2,400,000 expire beginning October 31, 2004.

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

Note 7 - Other Income

During the year ended October 31, 2003, the Company received $161,000 from the surrendering of a life insurance policy held on a director of the Company. The income from this transaction is reported as other income in the statement of operations.

Note 8 - Commitments and Contingencies

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

Financial information for 2003, 2002 and 2001 by industry segment, is summarized as follows:

	2003	2002	2001

Net sales to unaffiliated customers:
Magnetic media products	$300,000	$750,000	$1,475,000
Discontinued operations	—	—	603,000

Combined	$300,000	$750,000	$2,078,000

Gross profit/(loss):
Magnetic media products	($53,000)	$78,000	$131,000
Discontinued operations		—	158,000

	($53,000)	78,000	289,000
General corporate expenses	(791,000)	(1,041,000)	(847,000)
Realized gain & loss on marketable securities	12,000	—	5,000
Interest income	8,000	19,000	73,000
Other income	161,000	—	—

Loss from continuing operations, before tax	($663,000)	($944,000)	($450,000)

Loss from continuing operations	($664,000)	($945,000)	($451,000)

Loss from discontinued operations, net of tax	—	—	($30,000)
Net Loss	($664,000)	($945,000)	($481,000)
Basic and diluted net loss per share	($0.21)	($0.30)	($0.15)
Identifiable assets:
Magnetic media products	$25,000	$428,000	$918,000
Discontinued operations		—	11,000

Total identifiable asset	25,000	428,000	929,000
General corporate assets	538,000	775,000	1,291,000

Total assets	$563,000	$1,203,000	$2,220,000

Depreciation and amortization:
Magnetic media products	$21,000	$17,000	$64,000
Discontinued operations	—	—	—

Total depreciation and amortization	$21,000	$17,000	$64,000

Capital expenditures:
Magnetic media products	$—	—	—
Discontinued operations	—	—	—

Total capital expenditures	$—	$—	$—

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

Accounts receivable from the Company’s largest customer accounted for $17,600 or 70% of accounts receivable as of October 31, 2003.

Note 12 - Basis of Presentation

During the three years ended October 31, 2003, 2002 and 2001, the Company had recurring losses due to continuing intense price competition and technological changes in the marketplace for its products. The Company concluded that its audio and videotape businesses were no longer viable and that raises substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans for the Company include fining a buyer for the Company.

It is not possible to predict the success of the management’s efforts. If management is unable to achieve its goals, the company may find it necessary to undertake other actions as may be appropriate to meet its commitments.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

After the end of the year ended October 31, 2003, the Company changed independent auditors from Beckman Kirkland & Whitney to Hurley & Company effective with the year ended October 21, 2003. There were no disagreements with Beckman Kirkland & Whitney.

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

Part III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information about each of the Directors and Executive Officer of the Company as of January 31, 2004.

Name and Present Position with		First Elected
Company or Principal Occupation	Age	As Director

Marshall I Kass	75	1988
Chairman of the Board, Chief Executive Officer and Chief Operating Officer of the Company and Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Louart Corporation, an investment company
Michael S. Kass	50	1988
Executive Vice President of the Company and President and Director of Louart Corporation, an investment company
Susan E. Kass	47	1988
Secretary and Treasurer of the Company and Vice President, Secretary and Director of Louart Corporation, an investment Company
Ivalee E. Francia	39	2003
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

During the fiscal year ended October 31, 2003, no options were granted or exercised under the Executive Plan.

(1)	Represents premiums paid during the fiscal year on life insurance policies maintained by the Company having as of January 1, 2004 an aggregate estimated net surrender proceeds of $66,543 on the life and for the benefit of Mr. Marshall I. Kass. In August 29, 2003, the Company surrendered one of the two policies listed in fiscal 2002 and received in exchange therefore approximately $161,000.

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

	Beneficial Ownership of Equity Securities
	of Company on January 31, 2003 (1)

Name	Common Stock Held		Percent of Class

Louart Corporation	1,535,840	(2)	48.6%
11845 W. Olympic Blvd., Suite 1080 Los Angeles, California 90064
Marshall I. Kass	1,491,315	(3)(4)	47.5	%(3)(4)
Michael S. Kass	1,238,725	(3)(4)	39.5	%(3)(4)
Susan E. Kass	1,216,200	(3)(4)	38.8	%(3)(4)
Ivalee E. Francia	0		0%
Directors and Officers as a Group (4 persons)	1,535,840	(3)(4)	48.6	%(3)(4)

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

     23.2 Hurley & Company consent.

     31.     Rule 13a-14(a)/15d-14(a ) Certification

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

CERTRON CORPORATION AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
		charged to
		expense/
	Balance at	(subtractions	Balance of	Balance at
	beginning	charged to	accounts	end of
Classifications	of period	income)	written off	period

YEAR ENDED OCTOBER 31, 2003
Allowance for doubtful accounts	$7,000	$8,000	$0	$15,000

Inventory reserve for obsolescence	$8,000	$169,000	$0	$177,000

YEAR ENDED OCTOBER 31, 2002
Allowance for doubtful accounts	$25,000	($18,000)	$0	$7,000

Inventory reserve for obsolescence	$5,000	$3,000	$0	$8,000

YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful accounts	$44,000	$0	($19,000)	$25,000

Inventory reserve for obsolescence	$0	$5,000	$0	$5,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2004

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

     23.2  Hurley & Company consent

     31.    Rule 13a-14(a)/15d-14(a ) Certification.

     32.    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.