Form 10-Q
period 2004-01-31
CERTRON CORP
filed 2004-03-12
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

3,128,000 shares of Common Stock, without par value, as of March 1, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	January 31,	October 31
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383	$432
Trade accounts receivable, net	4	25
Inventories:
Finished products	—	—
Prepaid expenses	27	48
Other current assets	—	—

Total Current Assets	$414	$505

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	—	$17
Furniture, fixtures and leasehold improvements	80	142

	80	159
Less accumulated depreciation and amortization	(80)	(159)

Net equipment and leasehold improvements	—	—

MARKETABLE SECURITIES	12	58
OTHER ASSETS	—	—

TOTAL ASSETS	$426	$563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	$59	$49
Accrued payroll and related items	9	27
Other accrued expenses	74	72

Total Current Liabilities	$142	$148

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated value $1 per share; authorized 10,000,000 shares; issued and outstanding, 3,128,000 shares (2003 and 2002)	$3,128	$3,128
Additional Paid-In Capital	1,824	1,824
Net unrealized loss on marketable equity securities	6	(77)
Accumulated deficit	(4,674)	(4,460)

Total Stockholders’ Equity	284	415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$426	$563

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	For the Three Months Ended January 31,

	2004	2003

NET SALES	$16	$99
COST OF PRODUCTS SOLD	—	85

GROSS PROFIT	$16	$14
COST AND EXPENSES
Reserve for inventory write down	—	161
Selling, general and administrative	171	164
Depreciation and amortization	—	5

Total Cost and Expenses	171	330

Loss before other income and expenses	(155)	(316)
Realized loss on marketable securities	(81)	—
Gain on sale of equipment	12
Other income	10	3

Net loss before provision for income taxes	(214)	(313)
Provisions for taxes	—	—

Loss from continuing operations	(214)	(313)
Gain (Loss) from discontinued operations	—	—

Net Loss	(214)	(313)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on Marketable Securities	6	11

Comprehensive Loss	($208)	($302)

PER SHARE INFORMATION:
Basic net loss per share	($0.07)	($0.10)

Diluted net loss per share	($0.07)	($0.10)

Weighted Average number of Common Shares Outstanding	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Three Months Ended January 31,

	2004	2003

CASH FLOWS FORM OPERATING ACTIVITIES:
Net Loss	($214)	($313)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5
Gain on sale of equipment	(12)	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	21	17
(Increase) Decrease in inventories	—	170
(Increase) Decrease in other assets	21	(29)
Decrease in current liabilities	(6)	(3)
Loss on sales on investment	81	—

Net cash used in continuing operations	(109)	(153)
Decrease in net assets of discontinued operations	—	—

Net cash used in operating activities	(109)	(153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	48	70
Proceeds from sale of equipment	12	—

Net cash provided by investing activities	60	70

Net (Decrease) Increase in Cash and Cash Equivalents	(49)	(83)
Cash and Cash Equivalents, Beginning of Period	432	642

Cash and Cash Equivalents, End of Period	$383	$559

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended January 31, 2004
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the “Company”), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. For the year ended October 31, 2003, the Company reported an operating loss of $844,000 on sales of $300,000.

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At January 31, 2004 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C – LOSS OF MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and fully reserved remaining inventory.

During the quarter ended January 31, 2004 the Company experienced a much more severe decline in sales than was expected. This decline was largely a result of the loss of its major customers and the lack of new customers to replace a portion of those sales.

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

The Company received a judgment against a former client of Certron Mexicali operation on February 9, 2004 in the amount of $19,300. The judgment will not be reflected on Company’s books until the judgment is paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the following chart, the Company’s current ratio was 2.95 to 1 at January 31, 2004.

	01/31/04	10/31/03

Working capital	$274,000	$357,000
Current ratio	2.95 to 1	3.41 to 1

The Company’s liquidity has been supplied from internally generated funds. As a result of substantially reduced sales, maintaining a minimal number of employees and the legal, accounting and other costs of remaining a public company, the Company expects that its cash flow will remain negative. The Company is unable to predict how long it will have a sufficient amount of cash to continue as a viable entity.

Intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company’s margins on these products. As a result, the Company has discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. In addition, the release of the digital video disk system and other digital products had a material adverse impact on the Company’s magnetic media sales and on the Company’s operations. As a result of the intense price competition and technological changes, the Company has lost its significant customers and has been unable to compete at a profit in its marketplace.

Over the past several years, in an attempt to increase its sales and operating profits the Company has attempted without success to acquire other businesses or product lines. More recently, the Company has attempted to maximize shareholder value through the sale of the Company.

RESULTS OF OPERATIONS

First Quarter Fiscal 2004 compared to First Quarter Fiscal 2003

During the first quarter of fiscal 2004, the Company had a net loss from continuing operations of $214,000, compared to a net loss from continuing operations of $313,000 in the first quarter of fiscal 2003. The increase in the net loss from continuing operations for the first quarter of fiscal 2004 compared to the net loss from continuing operations in the first quarter of 2003 was due to a decrease in magnetic media sales of $83,000 from $99,000 in the first quarter of 2003 to $16,000 in the first quarter of 2004.

Net sales from continuing operations were $16,000 for the first quarter of 2004 as compared to sales of $99,000 in the first quarter of 2003. The Company expects the sales in the second quarter of fiscal 2004 to be less than the sales in the first quarter of fiscal 2004.

As discussed above and in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and fully reserved remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company. The Company’s major emphasis has been attempting to sell the Company.

Gross margins increased by $2,000 for the quarter ended January 31, 2004, from $14,000 in the first quarter of fiscal 2003 to $16,000 in the first quarter of fiscal 2004. The primary reason for the increase was due to inventory being fully reserved as of October 31, 2003.

The Company has not recorded a provision for federal income tax for first quarter of 2004 due to utilization of net operating loss carry forward to offset taxable income.

The Company invests cash not needed in operations in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of January 31, 2004, the Company held common stocks which had a cost of approximately $6,300 and market value of approximately $12,600.

In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value and the increase of approximately $6,300 is reflected in stockholders’ equity as an unrealized holding gain. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

Forward-Looking Statements

The Company’s statements herein which are not historical facts, including the statement as to the Company’s sales in the second quarter of the 2004 fiscal year are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current small customer base, the Company’s failure to consummate a sale of the Company and the Company running out of cash prior to consummating the sale of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures.

An evaluation was carried out by the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of January 31, 2004. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Exhibits and Report on Form 8-K

(a)	Exhibits:

31. Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended January 31, 2004, a Form 8-K was filed with the Securities and Exchange Commission on December 1, 2003 reporting under Item 5 the issuance of a press release concerning preliminary discussions concerning the possible sale of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date: March 12, 2004	/s/ Marshall I. Kass

Marshall I. Kass Chairman of the Board Chief Executive Officer and Chief Financial Officer