Form 10-Q
period 2004-04-30
CERTRON CORP
filed 2004-05-26
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 09081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95- 2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W.Olympic Boulevard, Suite 1080, Los Angeles, CA	90064

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:            (310)914-0300

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

Yes      No      X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of May 1, 2004

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	April 30,	October 31,
	2004	2003
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$289	$432
Trade accounts receivable, net	12	25
Prepaid Expenses	20	48

Total Current Assets	321	505

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	—	17
Furniture, fixtures and leasehold improvements	80	142

	80	159
Less accumulated depreciation and amortization	(80)	(159)

Net equipment and leasehold improvements	—	—

MARKETABLE SECURITIES	—	58

TOTAL ASSETS	$321	$563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	51	49
Accrued payroll and related items	9	27
Other accrued expenses	75	72

Total Current Liabilities	135	148

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share, authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	—	(77)
Accumulated deficit	(4,766)	(4,460)

Total Stockholders’ Equity	186	415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321	$563

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended April 30,		Six Months ended April 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET SALES	$18	$108	$34	$207
COST OF PRODUCTS SOLD	—	108	—	193

GROSS PROFIT	18	—	34	14
COST AND EXPENSES
Reserve for inventory write down	—	—	—	161
Selling, general & administrative	128	145	299	309
Depreciation and amortization	—	4	—	9

Total Costs and Expenses	128	149	299	479

Loss before other income and expenses	(110)	(149)	(265)	(465)
Interest (net)	1	2	2	5
Gain (Loss) on sale of stock	6	1	(74)	1
Gain on sale of equipment	—	—	12	—
Other income	12	—	20	—

Net loss before provision for taxes	(91)	(146)	(305)	(459)
Provision for taxes	—	—	—	—

Net Loss	(91)	(146)	(305)	(459)
OTHER COMPREHENSIVE INCOME(LOSS):
Unrealized gain (loss) on marketable securities	—	6	—	17

Comprehensive Loss	$(91)	$(140)	$(305)	$(442)

PER SHARE INFORMATION:
Basic loss per share	$(0.02)	$(0.04)	$(0.09)	$(0.15)

Diluted loss per share	$(0.02)	$(0.04)	$(0.09)	$(0.15)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Six Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305)	$(459)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	9
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	13	13
Decrease in inventories	—	211
(Increase) Decrease in other assets	74	(21)
Decrease in other current assets	28	32
Decrease in current liabilities	(13)	(31)

Net cash used in operating activities	(203)	(246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	60	109
Purchase of marketable securities	—	(31)

Net cash provided by investing activities	60	(12)

Net decrease in cash and cash equivalents	(143)	(258)
Cash and cash equivalents, beginning of period	432	642

Cash and Cash equivalents, end of period	$289	$384

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 30, 2004
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Certron Corporation (the Company), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At April 30, 2004 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — LOSS OF A MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2004, and with the exception of merchandise that has been ordered for delivery in March, future orders are expected to be nominal.

During the quarter ended April 30, 2004, the Company experienced a much more severe decline in sales than was expected. This decline was largely a result of the loss of its major customer and the lack of new customers to replace a portion of those sales.

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

The Company received a judgment against a former client of Certron Mexicali operation on February 9, 2004 in the amount of $19,300. The judgment is being paid over a course of six months and the company has received $12,800 as of April 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the following chart, the Company’s current ratio was 2.37 to 1 at April 30, 2004.

	04/30/04	10/31/03
Working capital	$186,000	$357,000
Current ratio	2.37 to 1	3.41 to 1

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

RESULTS OF OPERATIONS

Second Quarter Fiscal 2004 compared to Second Quarter Fiscal 2003

During the second quarter of fiscal 2004, the Company had a net loss from operations of $91,000 as compared to a net loss from operations of $146,000 during the second quarter of fiscal 2003. The decrease in net loss for the second quarter of 2004 compared to the net loss in the second quarter of 2003 was due to a decrease in operating expenses in the second quarter of 2004.

Net sales were $18,000 for the second quarter of 2004 as compared to net sales of $108,000 in the second quarter of 2003. The Company expects the sales in the third quarter of fiscal 2004 to be approximately the same or less than the sales in the second quarter of fiscal 2004.

As discussed above and in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, due to continuing intense price competition and technological changes in the marketplace for its products, during the year ended October 31, 2003 the Company lost its remaining significant customers and fully reserved remaining inventory. As a result of these occurrences, the Company concluded that its audio tape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company. The Company’s major emphasis has been attempting to sell the Company.

Gross margins increased by $18,000 for the quarter ended April 30, 2004, from $0 in the second quarter of fiscal 2003 to $18,000 in the second quarter of fiscal 2004. The primary reason for the increase is due to inventory being fully reserved as of October 31, 2003.

The Company has not recorded a provision for federal income tax for the second quarter of 2004 due to utilization of net operating loss carry forward to offset taxable income.

The Company has from time to time invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2004, the Company did not have any investment in common stocks.

In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

Six Months Fiscal 2004 compared to Six Months Fiscal 2003

For the first six months of fiscal 2004, the Company had a net loss from operations of $305,000 as compared to a net loss from operations of $459,000 for the first six months of 2003. The decrease in net loss for the first six months of fiscal 2004 compared to the net loss in the first six months of fiscal 2003 was due to a decrease in operating expenses in the first six months of fiscal 2004.

Net sales were $34,000 for the first six months of fiscal 2004 as compared to net sales of $207,000 for the first six months of fiscal 2003.

As discussed above and in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, due to continuing intense price competition and technological changes in the marketplace for its products, during the year ended October 31, 2003 the Company lost its remaining significant customers and fully reserved remaining inventory. As a result of these occurrences, the Company concluded that its audio tape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company. The Company’s major emphasis has been attempting to sell the Company.

Gross margins increased by $20,000 for the first six months of fiscal 2004, from $14,000 in the first six months of fiscal 2003 to $34,000 in the first six months of fiscal 2004. The primary reason for the increase is due to inventory being fully reserved as of October 31, 2003.

The Company has not recorded a provision for federal income tax for the first six months of fiscal 2004 due to utilization of net operating loss carry forward to offset taxable income.

The Company has from time to time invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies, and may purchase additional common stocks in the future. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of April 30, 2004, the Company did not have any investment in common stocks.

In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

Forward-Looking Statements

The Company’s statements herein which are not historical facts, including the statement as to the Company’s anticipated sales in the third quarter of the 2004 fiscal year are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current small customer base, the Company’s failure to consummate a sale of the Company and the Company running out of cash prior to consummating the sale of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

An evaluation was carried out by the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13-a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of April 30, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 5. Exhibits and Reports on Form 8-K

(a)	Exhibit:

31.	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended April 30, 2004, a report on Form 8-K/A was filed on February 24, 2004 amending a Form 8K filed on February 11, 2004 reporting under Item 4 a change in registrant’s principal accountant to audit registrant’s financial statements.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION
Date: May 26, 2004	/s/ Marshall I. Kass
Marshall I. Kass
Chairman of the Board, Chief Executive Officer and Principal Financial Officer