Form 10-Q
period 2004-07-31
CERTRON CORP
filed 2004-08-20
CIK 19002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.: 09081

CERTRON CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11845 W. Olympic Boulevard, Suite 1080, Los Angeles, CA	90064

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 914-0300

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

3,128,306 shares of Common Stock, without par value, as of August 16, 2004

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
($ in Thousands)

	July 31,	October 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283	$432
Trade accounts receivable, net	6	25
Prepaid Expenses	11	48

Total Current Assets	300	505

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Machinery and equipment	—	17
Furniture, fixtures and leasehold improvements	80	142

	80	159
Less accumulated depreciation and amortization	(80)	(159)

Net equipment and leasehold improvements	—	—

MARKETABLE SECURITIES	—	58

TOTAL ASSETS	$300	$563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued professional fees	41	49
Accrued payroll and related items	9	27
Other accrued expenses	80	72

Total Current Liabilities	130	148

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding
Common Stock, no par value; stated value $1.00 per share, authorized 10,000,000 shares; issued and outstanding 3,128,000	3,128	3,128
Additional paid-in capital	1,824	1,824
Net unrealized loss on marketable equity securities	—	(77)
Accumulated deficit	(4,782)	(4,460)

Total Stockholders’ Equity	170	415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300	$563

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands except Per Share Information)
(Unaudited)

	Three Months ended July 31,		Nine Months ended July 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET SALES	$17	$39	$51	$246
COST OF PRODUCTS SOLD	—	58	—	251

GROSS PROFIT	17	(19)	51	(5)
COST AND EXPENSES
Reserve for inventory write down	—	(20)	—	141
Selling, general & administrative	112	160	411	469
Depreciation and amortization	—	4	—	13

Total Costs and Expenses	112	144	411	623

Loss before other income and expenses	(95)	(163)	(360)	(628)
Interest (net)	1	2	2	7
Gain (Loss) on sale of stock	8	(2)	(66)	(1)
Gain on sale of equipment	—	—	12	—
Other income	70	—	90	—

Net loss before provision for taxes	(16)	(163)	(322)	(622)
Provision for taxes	—	1	—	1

Net Loss	(16)	(164)	(322)	(623)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	—	(9)	—	8

Comprehensive Loss	$(16)	$(173)	$(322)	$(615)

PER SHARE INFORMATION:
Basic loss per share	$(0.005)	$(0.05)	$(0.10)	$(0.20)

Diluted loss per share	$(0.005)	$(0.05)	$(0.10)	$(0.20)

Average number of common shares outstanding	3,128,000	3,128,000	3,128,000	3,128,000

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)
(Unaudited)

	Nine Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322)	$(623)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	13
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	20	61
Decrease in inventories	—	216
(Increase) Decrease in other assets	9	(21)
Decrease in other current assets	84	46
Decrease in current liabilities	(17)	(22)

Net cash used in operating activities	(226)	(330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	77	225
Purchase of marketable securities	—	(170)

Net cash provided by investing activities	77	55

Net decrease in cash and cash equivalents	(149)	(275)
Cash and cash equivalents, beginning of period	432	642

Cash and Cash equivalents, end of period	$283	$367

The accompanying notes are an integral part of these financial statements.

CERTRON CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended July 31, 2004
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

NOTE B — MARKETABLE EQUITY SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. At July 31, 2004 the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based on quoted market prices. The cost of securities sold is determined by the specific identification of cost method.

NOTE C — LOSS OF A MAJOR CUSTOMER

As discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, the Company expected to lose the business of its largest customer. The loss of the largest customer was confirmed in the first quarter of fiscal 2004. Future orders are expected to be nominal.

NOTE E — LEGAL PROCEEDINGS

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months and on May 20, 2003, the tolling agreement was again extended for an additional 18 months. On June 29, 2004, the company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of July 31, 2004, the Company has accrued sufficient amount to cover any potential liabilities from this matter.

The Company received a judgment against a former client of Certron Mexicali operation on February 9, 2004 in the amount of $19,300. The judgment is being paid over a course of six months and the company has received $16,600 as of July 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the following chart, the Company’s current ratio was 2.37 to 1 at July 31, 2004.

	07/31/04	10/31/03
Working capital	$170,000	$357,000
Current ratio	2.31 to 1	3.41 to 1

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

RESULTS OF OPERATIONS

Third Quarter Fiscal 2004 compared to Third Quarter Fiscal 2003

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

On August 16, 2004, the Company reached an agreement in principle with Cybrdi, Inc., a privately-held corporation, concerning the possible acquisition by the Company of Cybrdi, Inc. in exchange for shares of common stock of the Company that would aggregate approximately 93.8% of the Company’s common shares outstanding after the transaction. Cybrdi, Inc. manufactures both human and animal tissue micro-arrays for a wide variety of scientific uses, such as drug discovery and development. The transaction is subject to, among other things, satisfactory completion of due diligence, the execution and delivery of mutually acceptable definitive agreements, approval by the shareholders of the Company and approval by the shareholders of Cybrdi. No assurances can be given that these conditions will be satisfied and the transaction will be consummated.

During the third quarter of fiscal 2004, the Company had a net loss of $16,000 as compared to a net loss of $164,000 during the third quarter of fiscal 2003. The decrease in net loss for the third quarter of 2004 compared to the net loss in the third quarter of 2003 was due to a decrease in operating expenses in the third quarter of 2004, the inventory being fully reserved as of October 31, 2003 and a gain of almost $70,000 from surrendering an insurance policy.

Net sales were $17,000 for the third quarter of 2004 as compared to net sales of $39,000 in the third quarter of 2003. The Company expects the sales in the fourth quarter of fiscal 2004 to be approximately the same or less than the sales in the third quarter of fiscal 2004.

Gross margins increased by $36,000 for the quarter ended July 31, 2004, from ($19,000) in the third quarter of fiscal 2003 to $17,000 in the third quarter of fiscal 2004. The primary reason for the increase is due to inventory being fully reserved as of October 31, 2003.

The Company has not recorded a provision for federal income tax for the third quarter of 2004 due to the net operating loss carry forward. The Company fully reserves the deferred tax benefit of the loss carry forward due to doubtful utilization.

The Company has from time to time invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2004, the Company did not have any investment in common stocks.

In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

Nine Months Fiscal 2004 compared to Nine Months Fiscal 2003

For the first nine months of fiscal 2004, the Company had a net loss of $322,000 as compared to a net loss of $623,000 for the first nine months of 2003. The decrease in net loss for the first nine months of fiscal 2004 compared to the net loss in the first nine months of fiscal 2003 was due to a decrease in operating expenses in the first nine months of fiscal 2004, the inventory being fully reserved as of October 31, 2003 and the gain of over $100,000 in sales of assets and surrendering of insurance policy.

Net sales were $51,000 for the first nine months of fiscal 2004 as compared to net sales of $246,000 for the first nine months of fiscal 2003.

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

Gross margins increased by $56,000 for the first nine months of fiscal 2004, from ($5,000) in the first nine months of fiscal 2003 to $51,000 in the first nine months of fiscal 2004. The primary reason for the increase is due to the inventory being fully reserved as of October 31, 2003.

The Company has not recorded a provision for federal income tax for the first nine months of fiscal 2004 due to the net operating loss carry forward. The Company fully reserves the deferred tax benefit of the loss carry forward due to doubtful utilization.

The Company has from time to time invested cash, not needed in operations, in commercial paper and in publicly traded common stocks of other companies. Investments in common stocks are subject to risks of the market, and market prices may fluctuate and be adversely affected by the operating results of the issuer, as well as general economic, political and market conditions. As of July 31, 2004, the Company did not have any investment in common stocks.

In accordance with Generally Accepted Accounting Principles, the Company has recorded the value of its investments in marketable securities on its Balance Sheet at market value. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

Forward-Looking Statements

The Company’s statements herein which are not historical facts, including the statement as to the Company’s anticipated sales in the fourth quarter of the 2004 fiscal year are forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors which could cause actual results to differ materially include economic conditions, the Company’s success in maintaining its current small customer base, the Company’s failure to consummate a sale of the Company and the Company running out of cash prior to consummating the sale of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 4. Controls and Procedures

An evaluation was carried out by the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13-a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of July 31, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 5. Exhibits and Reports on Form 8-K

(a)	Exhibit:

31.	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended July 31, 2004, no reports on Form 8-K were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTRON CORPORATION

Date: August 20, 2004	/s/ Marshall I. Kass

Marshall I. Kass
Chairman of the Board,
Chief Executive Officer and
Principal Financial Officer