Form 10-K
period 2004-10-31
CERTRON CORP
filed 2005-02-17
CIK 19002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended October 31, 2004
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File No.: 09081


                               CERTRON CORPORATION
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                         95-2461404
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



                 401 Rosemont Avenue Frederick, Maryland 21701
                     Address of principal executive office



1545 Sawtelle Boulevard, Suite 12, Los Angeles, CA              90064
Former Address of principal executive office                  (Zip Code)



                                 (301) 644-3901
              Registrant's telephone number, including area code:

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
                   None                                   None

         Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[ ] Yes    [X] No

The aggregate market value of registrant's voting and none-voting common equity held by non-affiliates as of January 31, 2005, based upon the average bid and asked price of such stock as reported by Reuters Limited for that day, was $811,920.

As of January 31, 2005, registrant had outstanding 3,128,306 shares of its common stock, no par value, its only authorized class of common stock.

                                     PART I

ITEM 1.  BUSINESS.

Certron Corporation is referred to herein as the "Company" or "Certron" and such reference includes both the corporation and its subsidiary unless otherwise indicated. Certron was incorporated under the laws of the State of California in 1966.

Certron's business in fiscal 2004 consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Prior to fiscal 2002, the Company was also engaged in the contract assembly of products for others in Mexicali, Mexico.

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

As described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations," during fiscal 2004, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company.

The following table sets forth, for the years ended October 31, 2004, 2003, and 2002, the amounts of net sales and operating profit before general corporate expense and interest expense, together with identifiable assets at October 31, 2004, 2003 and 2002 attributable to each of the Company's industry segments, its magnetic media products segment and its contract assembly segment which is shown as discontinued operations.

                                                  Year ended October 31
                                                  ----------------------
                                                  2004     2003     2002
                                                     ($ in Thousands)

Net sales to unaffiliated customers:
        Magnetic Media products                    $62     $300     $750

Operating profit (loss) before general
  corporate expense:
        Magnetic Media products                    $62     ($53)    $ 78

Identifiable assets:
        Magnetic Media products                     --      $25     $346

The Company's magnetic media products consist primarily of blank audio and video cassettes. All video tape and most audio tape and related plastics were procured by the Company primarily from offshore sources. During the fiscal years ended October 31, 2004, 2003 and 2002, net sales of the Company's magnetic media products were as follows:

                                                             Net Sales
                                                           (In Thousands)
              Product                                 2004      2003      2002
              -------                                 ----      ----      ----
     Audio magnetic tape products                      $54      $255      $621
     Video Cassettes                                     8        45       129
                                                      ----      ----      ----
                                                       $62      $300      $750
                                                      ====      ====      ====

Over the past several years, in an attempt to increase its sales and operating profits, the Company has attempted without success to acquire other businesses or product lines. More recently, the Company has attempted to maximize shareholder value through the sale of the Company.

On or about August 3, 2004, Chao Ying Biotechnology Research & Development Incorporated,("Cybrdi")contacted the Company regarding the possible acquisition of the Company in response to a blind advertisement placed by the Company. Following several meetings and conferences, on August 16, 2004, the Company announced that the parties had reached an agreement in principle concerning the possible acquisition by the Company of the outstanding capital stock of Cybrdi in exchange for shares of the Company's Common Stock that would aggregate approximately 93.8% of its Common Stock outstanding after the Transaction. A form 8-K relating thereto was filed by the Company on August 17, 2004. The parties then each conducted due diligence on the other and negotiated the terms of the Agreement and Plan of Merger.

Subsequent Events
-----------------

The Agreement and Plan of Merger (the "Agreement") was executed between the Company, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of the Company ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation, on November 12, 2004 relating to the acquisition by the Company of all of the outstanding capital stock of Cybrdi, Inc. in exchange for shares of common stock of Certron that would aggregate approximately 93.8% of the issued and outstanding common stock of Certron immediately after the transaction. Pursuant to the terms of the Agreement, at the effective time of the proposed merger, (a) Acquisition Sub will be merged with and into Cybrdi, Inc., with Cybrdi, Inc. being the surviving corporation, (b) the common stock of Cybrdi will be cancelled and converted into the right to receive shares of the common stock of Registrant at an exchange ratio of 1.566641609 (subject to adjustment as provided in the Agreement), and (c) each share of the common stock of Acquisition Sub will be converted in to and become one share of the common stock of Cybrdi resulting in Cybrdi becoming a wholly-owned subsidiary of Registrant. Based on the foregoing formula, the Company will issue to the Cybrdi shareholders up to 47,328,263 shares of common stock.

The Agreement was approved by the holders of all of the issued and outstanding common stock of Cybrdi and at a special meeting of the Company's shareholders held February 2, 2005. The number of shares voting in favor of the Agreement was sufficient for approval. The Articles of Merger were filed with the Maryland Secretary of State on February 10, 2005. Concurrent with the filing of the Articles of Merger, all then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman and Chief Executive Officer.

Cybrdi, Inc. (Chao Ying Biotechnology Research & Development Incorporated) is a biogenetics commercialization company specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. Cybrdi is a Maryland corporation with its principal operations located in China. Cybrdi aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

Upon completion of the merger, all of the magnetic media distribution business activities will cease and the sole business will be conducted through Cybrdi. Cybrdi is a biogenetics commercialization company specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. Tissue chips, also called microtissue arrays, represent a newly developed technology providing high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide for the rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarrays for a wide variety of scientific uses, including drug discovery and development purposes.

Cybrdi aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement provides that the joint venture is to be terminated 15 years following its formulation. The joint venture may be extended upon the mutual consent of the parties. Alternatively, subject to tax-related and other foreign incentives in China, the joint venture may become a subsidiary of Cybrdi.

Competition
-----------

In all areas of Certron's magnetic media business, competition has been active and intense. The principal methods of competition in the magnetic media market involve price, quality and advertisement, with the promotional priced audio tape products and video cassettes being the most price sensitive. Since the Company has not spent substantial amounts in consumer advertising of its high performance blank tape products, it has been at a competitive disadvantage in these areas and has had to charge a lower per unit price than some competitors selling comparable products having strong brand recognition. The Company has experienced extensive price competition from Far East manufacturers and distributors of low-cost audio cassettes and from other manufacturers and distributors for sales of video cassettes, which made it difficult for the Company to maintain prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation". The release of digital products has had an adverse impact on the Company's magnetic media sales and operations.

Employees
---------

At January 1, 2005, Certron employed five full and part time people at its facility at 1545 Sawtelle Blvd., Los Angeles, California.

ITEM 2.  PROPERTIES.

The principal facilities of the Company are as follows:

                     Approx. Area                     Approx.
Location                Sq. ft.    Lease Expires    annual rent   Principal use
--------             ------------  -------------    -----------   -------------
11845 W. Olympic Blvd   1,543       10-31-04   (1)    $29,000    Administration
Los Angeles, CA

1545 Sawtelle Blvd.       940    month to month(1)    $12,000    Administration
Los Angeles, CA

1600 So. Broadway         750    month to month(1)    $ 5,400    Warehouse and
1620 So. Broadway                                                packaging
Los Angeles, CA

------------
(1) 1600 So. Broadway, 1620 So. Broadway and 1545 Sawtelle Blvd. are leased from Louart Corporation, a principal stockholder of Certron. 11845 W. Olympic Boulevard Los Angeles California is leased from an unrelated party.

The Company believes that its facilities are maintained in satisfactory operating conditions and are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of October 31, 2004, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

The Company received a judgment against a former client of the Certron Mexicali operation on February 9, 2004 in the amount of $19,300. The judgment was paid over a course of six months and the Company has received the full amount as of October 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of the Company is traded in the NASDAQ Bulletin Board under the symbol CRTN. The following table shows the high and low bid quotations for such stock for each fiscal quarter during the fiscal years ended October 31, 2003 and October 31, 2004 as furnished by Bloomberg. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                 Fiscal period          High           Low
                 -------------          ----           ---
             2003
             ----
             First quarter              .12           .12
             Second quarter             .11           .11
             Third quarter              .12           .12
             Fourth quarter             .11           .11

             2004
             ----
             First quarter              .45           .11
             Second quarter             .40           .11
             Third quarter              .30           .12
             Fourth quarter             .35           .12

As of January 31, 2005, the approximate number of holders of record of the Company's Common Stock was 1,311. The Company has never paid a cash dividend on its Common Stock. The high and the low bid price of the company's common stock on January 31, 2005 was $0.58 and $0.41 with a close of $0.51. Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

                                     2004        2003         2002           2001          2000
                                  ---------   ---------    ----------     ----------    ----------
Net sales                           $62,000    $300,000      $750,000     $1,475,000    $2,272,000
Net loss from continuing
operations                        ($518,000)  ($664,000)    ($945,000)     ($451,000)    ($329,000)
Net loss from discontinued
operations                               --          --            --       ($30,000)    ($112,000)
Net loss                          ($518,000)  ($664,000)    ($945,000)     ($481,000)    ($441,000)
Net loss per common share            ($0.17)     ($0.21)       ($0.30)        ($0.15)       ($0.14)
Total assets                       $163,000    $563,000    $1,203,000     $2,220,000    $3,037,000
Long-term debt                           --          --            --             --            --
Working capital                     $42,000    $357,000      $911,000     $1,831,000    $2,196,000
Stockholders' equity                $42,000    $415,000    $1,065,000     $2,014,000    $2,550,000

     No cash dividends have been paid during the five-year period ended October 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As described below under "Results of Operations," during fiscal 2004, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and placed its emphasis on attempting to find a buyer for the Company.

Over the past several years, in an attempt to increase its sales and operating profits, the Company has attempted without success to acquire other businesses or product lines. More recently, the Company has attempted to maximize shareholder value through the sale of the Company.

On or about August 3, 2004, Cybrdi contacted the Company regarding the possible acquisition of the Company in response to a blind advertisement placed by the Company. Following several meetings and conferences primarily between Marshall Kass on behalf of the Company and the principals of Cybrdi, on August 16, 2004, the Company announced that the parties had reached an agreement in principle concerning the possible acquisition by the Company of the outstanding capital stock of Cybrdi in exchange for shares of the Company's Common Stock that would aggregate approximately 93.8% of its Common Stock outstanding after the Transaction. A form 8-K relating thereto was filed by the Company on August 17, 2004. The parties then each conducted due diligence on the other and negotiated the terms of and Agreement and Plan of Merger. Those negotiations culminated in the execution of the Merger Agreement as of November 12, 2004. Closing of the transaction occurred on February 10, 2005 following required proxy solicitation and the approval of the shareholders of the respective parties.

Cybrdi, Inc. (Chao Ying Biotechnology Research & Development Incorporated) is a biogenetics commercialization company specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. Cybrdi is a Maryland corporation with its principal operations located in China. Cybrdi aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement provides that the joint venture is to be terminated 15 years following its formulation. The joint venture may be extended upon the mutual consent of the parties. Alternatively, subject to tax-related and other foreign incentives in China, the joint venture may become a subsidiary of Cybrdi.


Liquidity and Capital Resources
-------------------------------

As demonstrated by the following chart, the Company's working capital decreased at October 31, 2004 as compared to that at October 31, 2003, which was primarily due to a decline in sales. Cash decreased by $277,000; accounts receivable decreased by $21,000; prepaid expenses decreased by $92,000; and other current assets decreased by $10,000. Current liabilities decreased by $15,000. During the third quarter of fiscal 2004, the Company increased its cash position by surrendering for its cash value of $70,000 a life insurance policy on the life of Marshall Kass, Chairman and Chief Executive Officer of the Company.

                                                 October 31
                                  ----------------------------------------
                                     2004           2003            2002
                                  ---------      ---------        --------
Working Capital                     $42,000       $357,000        $911,000
Current Ratio                     1.32 to 1      3.41 to 1        7.6 to 1
Cash Used in Operations           ($417,000)     ($285,000)      ($423,000)

With the acquisition of Cybrdi, the Company believes it has sufficient resources to finance its operations for the coming year.

Results of Operations
---------------------

For a considerable number of years, intense price competition in the magnetic media field has made it difficult for the Company to maintain prices of its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company discontinued sales of certain magnetic media products and refused to sell magnetic media products at prices not resulting in certain minimum margin returns. More recently, the introduction of digital products and the substantial reduction in the cost of DVD players have rendered some of the Company's products noncompetitive or obsolete and had a material adverse impact on the Company's magnetic media operations and sales. Digital answering devices have substantially replaced telephone answering devices using magnetic tape cassettes, substantially reducing the Company's sales of microcassettes. The sale of DVD players at substantially reduced prices has curtailed sales of VHS T120s and T160s recording tapes used in VCRs. As a result of the intense price competition and the technological changes, Certron has been unable to compete at a profit in this marketplace.

During the last two fiscal years the Company has lost three significant customers who accounted in the aggregate for approximately 77% of Certron's sales during fiscal 2002 and 41% of Certron's sales during fiscal 2003. In the fourth quarter of fiscal 2002, one of these customers informed the Company of its intent to cease ordering products from the Company by the end of the third quarter of fiscal 2003. In the fourth quarter of fiscal 2003, another one of these customers who was the Company's then largest customer informed the Company that due to technological changes it could no longer commit to purchase the quantities of private-label products needed by Certron to make the business worthwhile and would no longer use Certron as a resource. The third of these customers who was the Company's second largest customer during fiscal 2003 was a private-label customer for VHS T120 products. Due to the substantial reduction in VHS tape sales and the fact that the Company had to carry a substantial inventory of VHS tapes for this customer, the profit margin on this product for Certron diminished to such an extent that Certron chose to cease fulfilling this customer's orders. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete.

Since concluding that primarily due to intense price competition and technological changes, there were no meaningful opportunities for it to substantially increase sales and operating profit of its magnetic media products through traditional outlets, the Company attempted without success to acquire other businesses or product lines. In the last several years it has also attempted to maximize shareholder value through the sale of the Company.

On or about August 3, 2004, Cybrdi contacted the Company regarding the possible acquisition of the Company in response to a blind advertisement placed by the Company. Following several meetings and conferences primarily between Marshall Kass on behalf of the Company and the principals of Cybrdi, on August 16, 2004, the Company announced that the parties had reached an agreement in principle concerning the possible acquisition by the Company of the outstanding capital stock of Cybrdi in exchange for shares of the Company's Common Stock that would aggregate approximately 93.8% of its Common Stock outstanding after the Transaction. A form 8-K relating thereto was filed by the Company on August 17, 2004. The parties then each conducted due diligence on the other and negotiated the terms of and Agreement and Plan of Merger. Those negotiations culminated in the execution of the Merger Agreement as of November 12, 2004. The merger agreement was subject to certain conditions including the consent by the holders of all of the issued and outstanding shares of common stock of Cybrdi and the consent by the shareholders owning a majority of the issued and outstanding shares of common stock of Certron. All consents were secured via proxy for a duly scheduled meeting of the Cybrdi shareholders on January 28, 2005 and approved by a majority of the Certron shareholders on February 2, 2005. Articles of Merger were filed with the Secretary of State on February 10,2005 and as a result, Cybrdi is now a wholly owned subsidiary of Certron.

Cybrdi, Inc. (Chao Ying Biotechnology Research & Development Incorporated) is a biogenetics commercialization company specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. Cybrdi is a Maryland corporation with its principal operations located in China. Cybrdi aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement provides that the joint venture is to be terminated 15 years following its formulation. The joint venture may be extended upon the mutual consent of the parties. Alternatively, subject to tax-related and other foreign incentives in China, the joint venture may become a subsidiary of Cybrdi.

The Company does not expect to continue with the sales of its magnetic media products. Rather, the Company will in all likelihood liquidate the remaining inventory and use the proceeds thereof, which are likely to be minimal, to further Cybrdi's activities. We also intend to terminate the employment of any individuals who were previously employed by Certron who are not directly involved with Cybrdi's ongoing operations. We may incur additional expenses as a result of terminating our current business operations. Specifically, we will be liable for the remaining terms of any leasehold obligations unless we can secure an acceptable assignee.

With the acquisition of Cybrdi, the Company believes it has sufficient resources to finance its operations for the coming year.


Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

During fiscal 2004, the Company had an operating loss of $519,000 and a net loss of $518,000 on sales of $62,000 as compared to an operating loss of $844,000 and a net loss of $664,000 on sales of $300,000 for fiscal 2003. Gross profit increases by $115,000 between fiscal 2004 and fiscal 2003. Selling, general and administrative expenses decreased by $19,000; depreciation and amortization expense decreased by $21,000; interest income decreased by $5,000; and realized gain on marketable securities decreased by $78,000.

Sales of magnetic media products were $62,000 in fiscal 2004 as compared to $300,000 in fiscal 2003. The decrease of 79% represents a decrease in sales of micro cassettes, audio cassettes and video cassettes of $238,000 as a result of price competition and technological changes.

Total gross margin was 100% in fiscal 2004 and negative 18% in fiscal 2003. Margins increased from negative $53,000 in fiscal 2003 to $62,000 in fiscal 2004 due primarily to sale of inventory that has been fully reserved in fiscal 2003.

For the fourth quarter of fiscal 2004, the Company incurred a loss from continuing operations of $195,000.

Selling, general and administrative expense decreased by $19,000 during fiscal 2004. The decrease from $600,000 in 2003 to $581,000 in 2004 was due primarily to decrease in personnel expenses, and decrease in other selling, general and administrative expenses.

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

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

For the fourth quarter of fiscal 2003, the Company incurred a loss from continuing operations of $41,000. The amount of the loss was lower by approximately $161,000 due to the surrender of an executive life insurance policy for payment of its cash value. Due to the Company's declining sales and the loss of customers, during the fourth quarter of fiscal 2003, the Company added to a reserve reducing the value of its inventory. As a result of inventory being sold and a smaller increase in the inventory reserve in fiscal 2003 compared to fiscal 2002, inventory holding loss decreased from $258,000 in fiscal 2002 to $170,000 in fiscal 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK NOT APPLICABLE.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Certron Corporation
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Certron Corporation (the "Company") as of October 31, 2003 and 2004, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the two years then ended. Our audits also included financial statement schedule II listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Certron Corporation as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company disposed of its assembly operations and has suffered recurring losses from operations at October 31, 2004 that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hurley & Company
Granada Hills, California
November 23, 2004, except for Note 10
as to which the date is February 10, 2005

                          Independent Auditors' Report



Board of Directors and Shareholders
Certron Corporation
Los Angeles, California

We have audited the accompanying statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended October 31, 2002. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Certron Corporation for the year ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
January 3, 2003

                       CERTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                October 31
                                                                       --------------------------
                                                                           2004           2003
                                                                       -----------    -----------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents, Note 1                                  $   155,000    $   432,000
    Accounts receivable, less allowance for doubtful                         5,000         25,000
    account of $0 in 2004 and $15,000 in 2003
    Inventories:
        Finished products, less allowance for obsolescence                      --             --
        of $5,000 in 2004 and $177,000 in 2003, Note 4
    Prepaid expenses                                                         3,000         48,000
                                                                       -----------    -----------
         Total Current Assets                                              163,000        505,000
                                                                       -----------    -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Machinery and equipment                                                      0         17,000

    Furniture, fixtures and leasehold improvements                           7,000        142,000
                                                                       -----------    -----------
                                                                             7,000        159,000
    Less accumulated depreciation and amortization                          (7,000)      (159,000)
                                                                       -----------    -----------
         Net Equipment and Leasehold Improvements                               --             --
                                                                       -----------    -----------
MARKETABLE SECURITIES                                                           --         58,000
                                                                       -----------    -----------
         Total Assets                                                  $   163,000    $   563,000
                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accrued professional fees                                               61,000         49,000
    Accrued payroll and related items                                        3,000         27,000
    Other accrued expenses                                                  57,000         72,000
                                                                       -----------    -----------
         Total Current Liabilities                                         121,000        148,000
                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 500,000 shares, no shares issued and outstanding Common stock, no par value; stated
    value $1 per share; authorized 10,000,000 shares; issued and outstanding,
    3,128,000 shares (2004 and 2003)                                     3,128,000      3,128,000
    Additional Paid-In Capital                                           1,892,000      1,824,000
    Net unrealized loss on marketable equity securities                         --        (77,000)
    Accumulated deficit                                                 (4,978,000)    (4,460,000)
                                                                       -----------    -----------
          Total Stockholders' Equity                                        42,000        415,000
                                                                       -----------    -----------
          Total Liabilities and Stockholders' Equity                   $   163,000    $   563,000
                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             CERTRON CORPORATION AND
                                   SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         Year Ended October 31
                                             --------------------------------------------
                                                 2004            2003            2002
                                             ------------    ------------    ------------
Net Sales                                    $     62,000    $    300,000     $   750,000
Cost of Products Sold                                  --         353,000         672,000
                                             ------------    ------------    ------------
Gross Profit                                       62,000         (53,000)         78,000
                                             ------------    ------------    ------------

Costs and Expenses:
    Inventory holding loss (Note 4)                    --         170,000         258,000
    Selling, general and administrative           581,000         600,000         766,000
    Depreciation and amortization                      --          21,000          17,000
                                             ------------    ------------    ------------
                                                  581,000         791,000      81,041,000
                                             ------------    ------------    ------------
Operating Loss                                   (519,000)       (844,000)       (963,000)

Other Income
    Realized (loss) gain on marketable
    equity securities and other assets            (75,000)         12,000              --
    Interest income                                 3,000           8,000          19,000
    Other income                                   62,000         161,000              --
    Gain on disposal of assets                     12,000              --              --
                                             ------------    ------------    ------------
Loss From Continuing Operations before tax       (517,000)       (663,000)       (944,000)
Provisions for taxes                                1,000           1,000           1,000
                                             ------------    ------------    ------------
Net Loss                                        ($518,000)      ($664,000)      ($945,000)
                                             ============    ============    ============

                                             ------------    ------------    ------------
Net Loss Per Share                                 ($0.17)         ($0.21)         ($0.30)
                                             ============    ============    ============
Weighted Average Common Shares Outstanding      3,128,000       3,128,000       3,128,000
                                             ============    ============    ============

Comprehensive Loss
    Unrealized gain (Loss) on marketable
      equity securities                                $0         $14,000         ($4,000)
    Net Loss                                     (518,000)       (664,000)       (945,000)
                                             ------------    ------------    ------------
    Comprehensive Loss                          ($518,000)      ($650,000)      ($949,000)
                                             ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Net Unrealized
                                                                (Loss) Gain On
                                                    Additional    Marketable
                              Common Stock           Paid-In        Equity      Accumulated
                        Shares         Amount        Capital      Securities      Deficit         Total
                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE
October 31, 2001       3,128,000    $ 3,128,000    $ 1,824,000      ($87,000)   ($2,851,000)   $ 2,014,000
Unrealized Loss
on Marketable
Securities                    --             --             --        (4,000)            --         (4,000)
Net Loss                      --             --             --            --       (945,000)      (945,000)
                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE
October 31, 2002       3,128,000    $ 3,128,000    $ 1,824,000      ($91,000)   ($3,796,000)   $ 1,065,000
Unrealized Loss
on Marketable
Securities                    --             --             --        14,000             --         14,000
Net Loss                      --             --             --            --       (664,000)      (664,000)
                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE
October 31, 2003       3,128,000    $ 3,128,000    $ 1,824,000      ($77,000)   ($4,460,000)   $   415,000
Shareholder
contribution (Note 6)         --             --         68,000            --             --         68,000
Unrealized Loss
On Marketable
Securities                    --             --             --        77,000             --         77,000

Net Loss                      --             --             --            --       (518,000)      (518,000)
                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE
October 31, 2004       3,128,000    $ 3,128,000    $ 1,892,000            $0    ($4,978,000)   $    42,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended October 31
                                                                        -----------------------------------------
                                                                           2004           2003            2002
                                                                        -----------    -----------    -----------
Cash Flows From Operating Activities:
Net Loss                                                                  ($518,000)     ($664,000)     ($945,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
    Depreciation and amortization                                                --         21,000         17,000
    Realized loss on sale of marketable securities                           75,000             --             --
    Gain on disposal of assets                                              (12,000)             --            --
    Decrease (Increase) in net assets of
    discontinued operations                                                      --             --         12,000
Changes in operating assets and liabilities:
    Decrease (Increase) in notes receivable                                      --             --         99,000
    Decrease (Increase) in trade accounts receivable                         20,000         48,000         56,000
    Decrease in inventories                                                      --        252,000        401,000
    Decrease (Increase) in prepaid expenses                                  45,000          1,000         16,000
    Decrease (Increase) in other assets                                          --         47,000        (11,000)
    (Decrease) Increase in current liabilities                              (27,000)        10,000        (68,000)
                                                                        -----------    -----------    -----------
Net Cash Used in Operating Activities                                      (417,000)      (285,000)      (423,000)

Cash Flows from Financing Activities:
    Proceeds from shareholder contribution (Note 6)                          68,000             --             --
                                                                        -----------    -----------    -----------
    Net cash provided by financing activities                                68,000             --             --

Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                              60,000        275,000         85,000
    Purchase of marketable securities                                            --       (200,000)       (95,000)
Proceeds from sale of assets                                                 12,000             --             --
                                                                        -----------    -----------    -----------
    Net cash (used in) provided by investing activities                      72,000         75,000        (10,000)
                                                                        -----------    -----------    -----------

Net Decrease in Cash and Cash Equivalents                                  (277,000)      (210,000)      (433,000)

Cash and Cash Equivalent, beginning of year                                 432,000        642,000      1,075,000
                                                                        -----------    -----------    -----------
Cash and Cash Equivalent, end of year                                   $   155,000    $   432,000    $   642,000
                                                                        ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for :
    Interest                                                                     --             --             --
    Income Taxes                                                        $     1,000    $     1,000    $     1,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CERTRON CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

The Company's business consisted primarily of the distribution of magnetic media products, until its acquisition of Cybrdi, Inc. in Feb 2005 as stated in Note 10 to the consolidated financial statements.

Cash and Cash Equivalents
-------------------------

The Company considers all cash on hand and on deposit, and securities with original purchased maturities of less than three months to be cash and cash equivalents. Substantially all deposits are with one institution.

Accounts Receivable
-------------------

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded receivables and collections from customers. The allowance for doubtful accounts is adjusted periodically based upon the Company's evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out method) or market. At October 31, 2004 the inventory was fully reserved.

Equipment and Leasehold Improvements
------------------------------------

Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the lesser of the estimated useful lives of the assets (generally five years) or the applicable lease terms. At October 31, 2004 all equipment and leasehold improvements were fully depreciated.

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

Revenue Recognition
-------------------

The Company recognizes revenue from product sales upon shipment.

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs, which totaled $0 in 2004 and 2003, are expensed as incurred.

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

Stock Options
-------------

The Company has elected to follow Accounting Principles Board Opinion No. 23, "Accounting for Stock Issued to Employees" related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation".

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

Comprehensive Income
--------------------

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

Segment Reporting
-----------------

The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires that companies disclose "operating segments" based on the way management desegregates the Company for internal operating decisions. Since the Company's Mexicali operation and the contract assembly segment of its business was closed September 2001, the business consists primarily of the distribution of magnetic media products, no other reportable segments were reported in the financial statements.

Recently Issued Accounting Pronouncement
----------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoptions of SFAS 150 did not have a material impact on the Company's financial statements.

In April 2004, the Emerging Issues Task Force ("EITF") of the FASB approved EITF Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128." EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board ("APB") Opinion No. 25 and SFAS No.
123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company's financial position or results of operations for the year ended October 31, 2004.

In December 2004, the FASB issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's third quarter ending July 31, 2005. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations.

Reclassifications
-----------------

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 - MARKETABLE SECURITIES

The Company has investments in marketable equity securities, which have been classified as non-current, available-for-sale, at October 31, 2003. The market value of these securities is shown as a non-current asset while the change in market value since the acquisition of these securities is shown as an unrealized holding loss in the shareholders' equity section of the balance sheet. There were no investments in equity securities at October 31, 2004. The investment in equity securities at October 31, 2003 have an original cost of $135,000 and a fair value of $58,000, resulting from gross unrealized losses of $82,000 and gross unrealized gains of $5,000 respectively.

Realized loss from the sale of marketable securities were $75,000 for the year ended October 31, 2004 and realized gain of $12,000, and $0 for the years ended October 31, 2003 and 2002, respectively. Gross proceeds from the sale of securities were $60,000, $275,000 and $85,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

NOTE 3 - INVENTORY

Due to the apparent loss of three of the Company's largest customers, declining sales, and excess inventory, the Company has established a reserve to reduce the value of its inventory to net realizable value taking into account the cost of handling and sales.

NOTE 4 - OPTIONS

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

                                     Options         Options
            Executive Stock         Available       Granted and        Price
              Option Plan           For Grant       Outstanding        Range
            ---------------         ---------       -----------       ------
Balance October 31, 2002             562,000           38,000         $1.000

Cancelled                              3,000           (3,000)        $1.000

Balance October 31, 2003             565,000           35,000         $1.000

Cancelled                             35,000          (35,000)        $1.000

Balance October 31, 2004             600,000                0         $1.000



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

                                                    October 31,
                                                       2004
                                                     --------
   Net Loss as reported                              $518,000)
   Loss, pro forma                                   (518,000)
   Loss per share as reported                            (.17)
   Loss per share, pro forma                             (.17)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in:
                                                       1997
                                                     --------
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

At October 31, 2004, there were no options granted and outstanding.

Incremental common shares (not included in the denominator of diluted earnings per share because of their anti-dilutive nature):


                                             2004          2003
                                            ------        ------
  Employee options                               0        35,000
                                                 0             0
  Potential common equivalents                   0        35,000


  NOTE 5 - TAXES ON INCOME

The provision for taxes on income is comprised of the minimum state income taxes of $1,000.

A reconciliation of the federal statutory rates to the effective rates is summarized as follows:

                                               Year Ended October 31,
                                             --------------------------
                                             2004       2003       2002
                                             ----       ----       ----
       Statutory rate                          34%      34.0%      34.0%
       State taxes, net of federal
         benefit                                0%         0%       0.0%
       Unrecognized benefit of
          net operating losses                (34%)    (34.0%)    (34.0%)

       Effective tax rate                       0%         0%       0.0%

For federal income tax return purposes, net operating losses of approximately $5,6 million expire beginning October 31, 2005. For state income tax purposes, net operating losses of approximately $2,400,000 expire beginning October 31, 2004.

Significant components of the Company's deferred tax asset consist of the following:

                                            October 31,          October 31,
                                               2004                 2003
                                            -----------         -----------

Net operating loss carry forward            $ 2,800,000         $ 2,150,000
Other                                                --             350,000

                                            -----------         -----------
Net deferred income tax assets                2,800,000           2,500,000
Valuation allowance                          (2,800,000)         (2,500,000)
                                            -----------         -----------
Net deferred tax assets                              --                  --
                                            ===========         ===========

The deferred tax assets have been offset in their entirety by a valuation allowance due to the uncertainty of their realization.

NOTE 6 - CONTRIBUTION FROM SHAREHOLDER

During the year ended October 31, 2004, the Company received $68,000 from the surrendering of a life insurance policy held on a director of the Company. These proceeds were recorded as additional paid in capital.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases -
------------------

The Company leases warehouse facilities under a month-to-month term operating leases for $450 per month.

Total rental expense charged to operations amounted to $32,000, $113,000, and $129,000, for the years ended October 31, 2004, 2003, and 2002 respectively.

Under some leasing arrangements, the Company pays maintenance, insurance, taxes and other expenses in addition to the above minimum annual rentals.

The Company as of October 30, 2004 moved out of 11845 W. Olympic Blvd., Los Angeles offices. The company leases a storage area at a facility owned by Louart Corporation on a month to month basis.


   Employment Contract -
   ---------------------

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


Contingencies -
---------------

The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months and on May 20, 2003 the tolling agreement was again extended for an additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of October 31, 2004, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company made payments to Louart, a stockholder of the Company, for rent of warehouse and office space, secretarial and administrative services, consulting services, and an automobile. These fees are included in selling, general and administrative expenses.

The payments made to Louart for these items for the years ended October 31 are as follows:

                  2004         $109,000
                  2003         $190,000
                  2002         $190,000

NOTE 9 - CONCENTRATIONS

For fiscal year ended October 31, 2003, the Company's ten largest customers of magnetic media products accounted in the aggregate for approximately 93% of the Company's total net sales of magnetic media products. During fiscal 2003, the two largest single magnetic media customers accounted for $ 67,000 or 22% and $33,000 or 11% of the Company's total magnetic media sales, respectively. The Company's largest customer has informed the Company of their intent to cease ordering from the Company, despite their continued placement of orders. The loss of the Company's three largest customers has had a material negative effect on the Company's earnings and sales.

The Company maintains cash deposits at several banks located in California. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of October 31, 2004, uninsured portions of balances held at those banks aggregated to $55,000.

Accounts receivable from the Company's largest customer accounted for $17,600 or 70% of accounts receivable as of October 31, 2003.

NOTE 10 - BASIS OF PRESENTATION

During the three years ended October 31, 2004, 2003 and 2002, the Company had recurring losses due to continuing intense price competition and technological changes in the marketplace for its products. The Company concluded that its audio and videotape businesses were no longer viable and that raises substantial doubt as to the ability of the Company to continue as a going concern.

To address this problem, Management entered into discussions with Cybrdi, Inc., a biogenetics commercialization company specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. These negotiations led to the execution of an Agreement and Plan of Merger which was filed with the Maryland Secretary of State on February 10, 2005.

It is not possible at this time to predict the success of this merger.

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


ITEM 9A.  CONTROLS AND PROCEDURES

Yanbiao Bai, our current Chief Executive Officer and Chief Financial officer only recently assumed office and was not in charge of the Company's disclosure controls and procedures during the period covered by this report. However, as part of the due diligence investigation carried on in connection with the merger with Cybrdi, Mr. Bai evaluated Certron's activities

The evaluation was carried out to determine the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 as of October 31, 2004. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for Certron's prior activities.
New controls and procedures will be implemented for the operations of Cybrdi.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is certain information about each of the Directors and Executive Officer of the Company as of January 31, 2005.


Name and Present Position with                                 First Elected
Company or Principal Occupation                 Age             As Director
-------------------------------                -----           -------------
Marshall I Kass*                                75                 1988
    Chairman of the Board,
    Chief Executive Officer and
    Chief Operating Officer of
    the Company and Chairman
    of the Board, Chief
    Executive Officer and Chief
    Operating Officer of Louart
    Corporation, an investment
    company

Michael S. Kass*                                50                 1988
    Executive Vice President of
    the Company and President
    and Director of Louart
    Corporation, an investment
    company

Susan E. Kass*                                  48                 1988
    Secretary and Treasurer of
    the Company and Vice
    President, Secretary and
    Director of Louart
    Corporation, an investment
    Company

Ivalee E. Francia*                              40                 2003
    Director of the Company and
    Accounting Manager of Louart
    Corporation, an investment Company


*Effective as of February 10, 2005, with the closing of the agreement and plan of merger with Cybrdi all of the officers and directors tendered their resignation and Yanbiao Bai was appointed as the Company's sole officer and director.


In March 1996, Mr. Michael S. Kass was elected Executive Vice President of the Company. For the five years prior thereto, he served as Vice President of the Company. In December 1988, Mr. Marshall I. Kass was elected Chairman of the Board of Directors and Chief Executive Officer, and in June 1990 he was elected as the Chief Operating Officer of the Company. For more than five years and until February 1996, Mr. Kass served as President of Louart Corporation, a privately held investment company. In February 1996, he was elected Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Louart Corporation. He is, and for more than the past five years has been, a Director thereof. The Company and Marshall I. Kass are parties to an Employment Agreement, dated as of November 1, 1993, pursuant to which Mr. Kass is employed as the Chairman of the Board and Chief Executive Officer of the Company. Although his Employment Agreement provides for an annual salary of $200,000 per year (subject to adjustment at the discretion of the Board of Directors of the Company), Mr. Kass has voluntarily taken less than that amount each of the last three years as noted in the Summary Compensation Table contained in Item 11. The Employment Agreement has been amended to extend the end of the term thereof to October 31, 2004. The Employment Agreement may be earlier terminated in the event of the death or disability of Mr. Kass or for "good cause," defined to mean conviction of a crime directly related to his employment or a felony, gross mismanagement of the business and affairs of the Company or breach of any material provision of the Employment Agreement.

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

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company will provide without charge upon written request sent to Certron Corporation, 401 Rosemont Avenue Frederick, Maryland 21701

Current Management
------------------

Yanbiao Bai, Chairman and Chief Executive Officer
-------------------------------------------------

Yanbiao Bai, became The Company's chairman and chief executive officer on February 10, 2005. He graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate, is an experienced entrepreneur and corporate executive. After working in the legal field, Mr. Bai successfully founded a chain of cosmetic and personal care training schools and franchises, introducing the chain management model into a previously fragmented sector. Now numbering more than 3,000 schools and shops, the Shaanxi ChaoYing Personal Care Group Limited has trained more than 20,000 sales associates and serviced millions of retail customers with personal care products and services. Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. Mr. Bai has been awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934 requires the Company's executive officers and directors, as well as persons holding more than 10% of the Company's outstanding Common Stock, to file initial reports of ownership and reports of changes of ownership of the Company's common stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file.

Upon a review of these filings for the year ended October 31, 2004, the Company's officers, directors and 10% shareholders complied with the requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid, during the fiscal year ended October 31, 2004, to (i) the Chief Executive Officer and (ii) any other executive officer whose total compensation for such fiscal year exceeded $100,000, for services rendered by such persons in all capacities to the
Company:


                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation          Long Term Compensation Awards
                                   --------------------      -----------------------------------
                                                             Securities
                                   Fiscal                    Underlying          All Other
Name and Principal Position        Year      Salary ($)      Options (#)      Compensation ($)(1)
---------------------------        ------    ----------      -----------      ------------------
Marshall I. Kass, Chairman          2004      $ 98,000              --            $    0
  of  the Board, Chief              2003      $104,000              --            $ 5,621
  Executive Officer and             2002      $113,000              --            $15,852
  Chief Operating Officer

Stock Options
-------------

In January 1989, the Board of Directors adopted the Executive Plan (then known as the 1989 Stock Option Plan) covering 150,000 shares of Common Stock which was approved by shareholders in March 1989. In January 1995, the Board of Directors adopted an amendment to the Executive Plan changing its name to the Executive Stock Option Plan, increasing the number of shares of Common Stock covered thereby from 150,000 to 300,000 and extending the expiration date of the Executive Plan from January 1999 to January 27, 2005. In January 2001, the Board of Directors adopted an additional amendment to the Executive Plan increasing the number of shares of Common Stock covered thereby from 300,000 to 600,000 and extending the expiration date of the Executive Plan to January 24, 2011, which amendments were approved by the Company's shareholders in March 2001.

During the fiscal year ended October 31, 2004, no options were granted or exercised under the Executive Plan.

The following table sets forth as of January 31, 2005 information as to the number of unexercised options (none of which are in-the-money options) held by the Chief Executive Officer of the Company.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                  Number of Securities
                             Underlying  Unexercised Options at
                                    January ___, 2005
                                        (#)
Name                           Exercisable/Unexercisable
----------------              ---------------------------
Marshall I. Kass                        0/0

Under the Executive Plan both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-incentive options can be granted to selected executives, key employees and directors (whether or not employees) of the Company. However, incentive stock options may be granted only to employees (including officers and directors who are employees). Under the Executive Plan, all options are required to be granted at exercise prices of not less than 100% of the fair market value of the Common Stock at the date the options are granted. If an incentive stock option is granted to a more than 10% shareholder, it must be at 110% of the fair market value of the Common Stock at the date of grant. The number of shares of Common Stock covered by the Executive Plan is subject to adjustment in the case of stock splits, reverse stock splits, stock dividends, recapitalization and similar changes in the capitalization of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 31, 2004, the beneficial ownership of equity securities of the Company by each person known by the Company to own more than 5% of any class of the Company's voting securities, each Director and Executive Officer and all Directors and Executive Officers as a group:

                                      Beneficial Ownership of Equity Securities
                                        of Company on October 31, 2004 (1)
                                      -----------------------------------------
 Name                                 Common Stock Held        Percent of Class
-------------------------             -----------------        ----------------
Louart Corporation                     1,672,537(2)                53.5%
1545 Sawtelle Blvd., Suite 12
Los Angeles, California 90025

Marshall I. Kass                       1,481,315(3)                47.4%(3)

Michael S. Kass                        1,228,725(3)                39.3%(3)

Susan E. Kass                          1,206,200(3)                38.6%(3)

Ivalee E. Francia                      0                              0%

Directors and Officers as a            1,505,640(3)                48.1%(3)
    Group (4 persons)

(1) Except as otherwise indicated, nature of beneficial ownership is possession of sole voting and investment power. The address for each of the Directors and Executive Officers is 1545 Sawtelle Boulevard, Suite 12, Los Angeles, California 90025.

(2) Includes 1,205,200 shares owned directly by Louart Corporation, as reported in its Schedule 13D, dated January 1994 and filed with the Securities and Exchange Commission. Such Schedule 13D indicates that Louart Corporation has sole voting and dispositive power of such shares. Also includes 467,337 shares beneficially owned by officers and directors of Louart Corporation.

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

The following table sets forth certain information regarding the Executive Plan, the only equity compensation plan of Certron:

                           EQUITY COMPENSATION PLAN INFORMATION

                                                                                    Number of
                                                                                    securities
                                                                                     remaining
                                   Number of                                        available for
                                  securities                                       future issuance
                                     to be                                          under equity
                                  issued upon              Weighted-average         compensation
                                  exercise of               exercise price        plans (excluding
                                  outstanding              of outstanding           securities
                               options, warrants         options, warrants         reflected in
Plan Category                      and rights               and rights               column (a)
----------------------         -----------------         ------------------       -----------------
                                     (a)                        (b)                          (c)
Equity compensation plans             0                     $1.00                     600,000
approved by security holders:
Equity compensation Plans not         0                         0                          0
approved by security holders:
Total                                 0                        --                     600,000


The foregoing table does not take into account shares issuable by the Company as of February 10, 2005 pursuant to the Agreement and Plan of Merger. With the Closing of this transaction, Certron is obligated to issue up to an additional 47,328,263 shares of its common stock to the shareholders of Cybrdi. Upon issuance of the required number of shares to the Cybrdi shareholders, Mr. Bai either directly or indirectly will own 9,156,394 shares of Certron common stock or approximately 18% of the then issued and outstanding common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Louart Corporation, the beneficial owner of 53.5% of the Common Stock of the Company and in which Messrs. Marshall and Michael Kass and Ms. Susan Kass, directors and executive officers of the Company, own a majority of the voting power and are executive officers and directors, leases to the Company a warehouse and packaging facility in Corona, California. The facility in Corona, California is leased on a triple-net basis pursuant to a lease that expires November 30, 2003 at a monthly rental rate of approximately $7,400. On December 2, 2003, the Company moved out of the Corona property. The Company has leased a storage area at a facility owned by Louart Corporation on a month-to-month as is at the rate of $450 per month.

During the fiscal year ended October 31, 2004, the Company paid to Louart Corporation approximately $109,000 for the provision of certain services, including rent, secretarial and administrative services, consulting services and use of an automobile, and will continue to pay Louart for such services during the Company's current fiscal year.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Certron, Inc. by its principal accountants during the fiscal years ended October 31, 2004, and 2003:

Fee Category                     2004                     2003

Audit fees                      $19,000                  $26,500

Audit-related fees                    0                        0

Tax fees                              0                        0

All other fees                        0                        0

Total fees                            0                        0


Audit fees - consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than for the services reported under the above listed fees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Certron Corporation and its subsidiary are included in Part II, Item 8:

Report of Independent Certified Public Accountants -
    Hurley & Company                                          11
Report of Independent Certified Public Accountants -
Beckman Kirkland & Whitney                                    12
Consolidated balance sheets - October 31, 2004 and 2003       13
Consolidated statements of operations and comprehensive
  income - years ended October 31, 2004, 2003 and 2002        14
Consolidated statements of stockholders' equity - years
    ended October 31, 2004, 2003 and 2002                     15
Consolidated statements of cash flows - years ended
    October 31, 2004, 2003 and 2002                           16
Notes to consolidated financial statements                    17


  2. FINANCIAL STATEMENT SCHEDULES


Schedule II - Valuation and qualifying accounts 32

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.  EXHIBITS

EXHIBITS
--------

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

   3.3 Amended Articles of Incorporation as amended increasing the number of authorized shares filed as an exhibit to the Company's Form 8-k filed February 15, 2005.

   3.4 Articles of Merger filed with the Maryland Secretary of State filed as an exhibit to the Company's Form 8-k filed February 15, 2005

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

  10.7 Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to the Company's Form 8-k filed November 17, 2005.

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

   23.2  Hurley & Company consent.

   31.   Rule 13a-14(a)/15d-14(a) Certification

   32. Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


* Indicates management contract or compensation plan or arrangement required to be filed as an Exhibit to this Form 10-K

(b) Form 8-K During the Fourth Quarter of the Registrant's fiscal year ended October 31, 2994 we filed a Form 8-k on August 17, 2004 in connection with the proposed agreement with Cybrdi.

                       CERTRON CORPORATION AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                                    charged to
                                                     expense/
                                      Balance at   (subtractions    Balance of     Balance at
                                      beginning      charged to      accounts       end of
Classifications                       of period       income)       written off      period
---------------                       ---------     ------------    -----------    ----------
YEAR ENDED OCTOBER 31, 2004
     Allowance for doubtful
     accounts                         $  15,000      ($15,000)       $     0       $       0
     Inventory reserve for
     obsolescence                     $ 177,000     ($172,000)       $     0       $   5,000

YEAR ENDED OCTOBER 31, 2003
     Allowance for doubtful
     accounts                         $   7,000     $   8,000        $     0       $  15,000

     Inventory reserve for
     obsolescence                     $   8,000     $ 169,000        $     0       $ 177,000

YEAR ENDED OCTOBER 31, 2002
     Allowance for doubtful
     accounts                         $  25,000      ($18,000)       $     0       $   7,000

     Inventory reserve for
     obsolescence                     $   5,000     $   3,000        $     0       $   8,000


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2005

                                                CERTRON CORPORATION




                                                By /s/ Yanbiao Bai
                                                   ------------------------
                                                   Yanbiao Bai
                                                   Chairman of the Board and
                                                   Chief Executive and
                                                   Operating Officer

                                  EXHIBIT INDEX



 EXHIBITS
 -------

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

    3.3 Amended Articles of Incorporation as amended increasing the number of authorized shares filed as an exhibit to the Company's Form 8-k filed February 15, 2005.

    3.4 Articles of Merger filed with the Maryland Secretary of State filed as an exhibit to the Company's Form 8-k filed February 15, 2005

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

   10.7 Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to the Company's Form 8-k filed November 17, 2005.

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