Form 10-Q
period 2005-01-31
CERTRON CORP
filed 2005-03-17
CIK 19002

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to

                           Commission File No.: 09081

                               CERTRON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                     95-2461404
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

      401 Rosemont Ave. Frederick, MD 21701                    21701
     ---------------------------------------                ----------
     (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:       (301) 644-3901
                                                          --------------


      11845 W. Olympic Boulevard, Suite 1080, Los Angeles, California 90064
      ---------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

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

   3,128,306 shares of Common Stock, without par value, as of March 15, 2005**


**Does not include the issuance of 47,328,263 shares which are issuable as a result of the merger with Cybrdi.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet as at January 31, 2005

        Statement of Operations for three month ended January 31, 2005 and January 31, 2004

        Statement of Cash Flows for three month ended January 31, 2005 and January 31, 2004

        Notes to Interim Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

Exhibits

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               CERTRON CORPORATION
                                 BALANCE SHEETS
                                ($ in Thousands)

                                                         January 31, October 31,
                                                             2005         2004
                                                           -------      -------
                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                              $    76      $   155
    Accounts receivable, net                                     1            5
    Prepaid expenses                                             1            3
                                                           -------      -------
         Total Current Assets                                   78          163
                                                           -------      -------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Furniture, fixtures and leasehold improvements               7            7
    Less accumulated depreciation and amortization              (7)          (7)
         Net Equipment and Leasehold Improvements               --           --
                                                           -------      -------

         Total Assets                                      $    78      $   163
                                                           =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued professional fees                              $    42      $    61
    Accrued payroll and related items                           11            3
    Other accrued expenses                                      25           57
                                                           -------      -------
         Total Current Liabilities                              78          121
                                                           -------      -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, no par value; stated value $1 per share;
    authorized 10,000,000 shares; issued and outstanding,

    3,128,000 shares                                         3,128        3,128
    Additional Paid-In Capital                               1,892        1,892
    Accumulated deficit                                     (5,020)      (4,978)
                                                           -------      -------
          Total Stockholders' Equity                            --           42
                                                           -------      -------
          Total Liabilities and Stockholders' Equity       $    78      $   163
                                                           =======      =======

    The accompanying notes are an integral part of these financial statements

                               CERTRON CORPORATION
                            STATEMENTS OF OPERATIONS
                                ($ in Thousands)
                                  (Unaudited)

                                                        For the Three Months Ended
                                                                January 31,
                                                        ---------------------------
                                                            2005           2004
                                                        -----------     -----------

NET SALES                                               $         3     $        16
COST OF PRODUCTS SOLD                                            --              --
                                                        -----------     -----------
GROSS PROFIT                                                      3              16

COST AND EXPENSES
Reserve for inventory write down
Selling, general and administrative                              46             171
Depreciation and amortization
                                                        -----------     -----------
Total Cost and Expenses                                          46             171
                                                        -----------     -----------

Loss before other income and expenses                           (43)           (155)
Realized loss on marketable securities                           --             (81)
Gain on sale of equipment                                        --              12
Other income                                                      1              10
                                                        -----------     -----------

Net loss before provision for income taxes                      (42)           (214)
Provision for taxes                                              --              --
                                                        -----------     -----------
Net Loss                                                        (42)           (214)
                                                        -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on Marketable Securities                         --               6
                                                        -----------     -----------
Comprehensive Loss                                      $       (42)    $      (208)
                                                        ===========     ===========

PER SHARE INFORMATION:
Basic net loss per share                                $     (0.01)    $     (0.07)
Diluted net loss per share                              $     (0.01)    $     (0.07)

Weighted Average number of Common Shares Outstanding      3,128,000       3,128,000

    The accompanying notes are an integral part of these financial statements

                               CERTRON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                   For the Three Months Ended
                                                          January 31,
                                                      -------------------

                                                      2005          2004
                                                      -----         -----

CASH FLOWS FORM OPERATING ACTIVITIES:
Net Loss                                              $ (42)        $(214)
                                                      -----         -----

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
Gain on sale of equipment                                --           (12)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable                     4            21
(Increase) Decrease in inventories
Decrease in other assets                                  2            21
Decrease in current liabilities                         (43)           (6)
Loss on sales on investment                              --            81
                                                      -----         -----
Net cash used in operating activities                 $ (79)        $(109)
                                                      -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities             --            48
Proceeds from sale of equipment                          --            12
                                                      -----         -----
Net cash provided by investing activities                --            60
                                                      -----         -----

Net Decrease in Cash and Cash Equivalents             $ (79)        $ (49)
Cash and Cash Equivalents, Beginning of Period          155           432
                                                      -----         -----

Cash and Cash Equivalents, End of Period              $  76         $ 383
                                                      =====         =====

    The accompanying notes are an integral part of these financial statements

                               CERTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   For the Three Months Ended January 31, 2005
                                   (Unaudited)

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

Until its acquisition of Cybrdi, Inc. on February 10, 2005 as more fully described under "Subsequent Events", the Company's business consisted primarily of the distribution of magnetic media products. The accompanying financial statements do not include operating results of Cybrdi as the closing of the acquisition occurred after January 31, 2005.

NOTE B - ASSETS

The January 31, 2005 balance sheet included total current assets of approximately $ 78,000 and zero non-current assets. Of these amounts, approximately $76,000 cash is planned for settling current payables. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers during the last two fiscal years and fully reserved remaining inventory.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 2005 the Company had no investments that qualified as trading or held to maturity.

NOTE C - LIABILITIES

The January 31, 2005 balance sheet included total liabilities of approximately $78,000. Approximately $11,000 was payroll related payables and the remaining were legal and professional fees payables related to the acquisition of Cybrdi and accrual for potential liabilities as discussed in Note D.

NOTE D - Legal Proceedings

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June

29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of January 31, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

NOTE  E - Subsequent Events

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among the Company, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of the Company ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation, relating to the acquisition by the Company of all of the issued and outstanding capital stock of Cybrdi, Inc. in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of the Company. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi, Inc., with Cybrdi, Inc. being the surviving corporation, (b) the common stock of Cybrdi has been cancelled and converted into the right to receive shares of the common stock of Registrant at an exchange ratio of 1.566641609. This will result in the issuance of up to 47,328,263 shares of the Company's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi resulting in Cybrdi becoming a wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the following chart, the Company's current ratio was 1 to 1 at January 31, 2005.

                                 January 31, 2005     October 31, 2004
                                 ----------------     ----------------
       Working capital                 $ 0                $42,000

       Current ratio                  1 to 1             1.32 to 1

The Company's working capital decreased at January 31, 2005 as compared to that at October 31, 2004, which was primarily due to the decline in sales. The Company's liquidity had been supplied from internally generated funds. Intense competition in the magnetic media field has made it difficult for the Company to maintain prices on its magnetic media products and has continually reduced the Company's margins on these products. As a result, the Company has discontinued sales of certain magnetic media products. As a result of substantially reduced sales, the company maintains a minimal number of employees and tightened legal, accounting and other costs of remaining a public company. The Company expects that as long as its business remains the sale of magnetic field products, its cash flow will remain negative and will not be able to sustain its current business operations

With the acquisition of Cybrdi, the Company believes it will have sufficient external resources to finance its operations for the coming year.

RESULTS OF OPERATIONS

First Quarter Fiscal 2005 compared to First Quarter Fiscal 2004

The Company's business consisted primarily of the distribution of magnetic media products, until its acquisition of Cybrdi, Inc. in February 2005. The accompanying financial statements do not include operating results of Cybrdi. As discussed above, due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and fully reserved remaining inventory. As a result of these occurrences, the Company concluded that its audio tape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company. The Company's major emphasis has been attempting to sell the Company.

Net sales of approximately $3,000 during the first quarter of 2005 were isolated sales of the remaining inventory which had fully reserved.

During the first quarter of fiscal 2005, the Company had a net loss from continuing operations of $42,000, compared to a net loss from continuing operations of $214,000 in the first quarter of fiscal 2004. The decrease in the net loss from continuing operations for the first quarter of fiscal 2005 compared to the net loss from continuing operations in the first quarter of 2004 was due to the decrease in Selling, General and Administration Expenses of $171,000 in the first quarter of 2004 to $46,000 in the first quarter of 2005. A bigger net loss for the first quarter of 2004 was also attributed to the $81,000 realized loss on marketable securities. At the beginning of the second quarter of fiscal 2004, the Company sold all of the common stocks held.

The Company has not recorded a provision for federal income tax for first quarter of 2005 due to utilization of net operating loss carry forward to offset taxable income.

Subsequent Events

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among the Company, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of the Company ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation, relating to the acquisition by the Company of all of the issued and outstanding capital stock of Cybrdi, Inc. in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of the Company. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi, Inc., with Cybrdi, Inc. being the surviving corporation, (b) the common stock of Cybrdi has been cancelled and converted into the right to receive shares of the common stock of Registrant at an exchange ratio of 1.566641609. This will result in the issuance of up to 47,328,263 shares of the Company's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi resulting in Cybrdi becoming a wholly-owned subsidiary of the Company.

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman and Chief Executive Officer.

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

With the completion of the merger, all of the magnetic media distribution business activities have ceased and the Company's sole business is conducted through Cybrdi.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures.

An evaluation was carried out by the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of January 31, 2004. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities,

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended January 31, 2005 to a vote of the Company's securities holders. However, on February 2, 2005 a special meeting of the shareholders was called to vote upon the following matters:

         1. To consider and vote upon the approval of the principal terms of a merger transaction pursuant to an Agreement and Plan of Merger among the Company, Certron Acquisition Corp., a wholly owned subsidiary of the Company, and Cybrdi, Inc. pursuant to which Certron Acquisition Corp. will be merged into Cybrdi, Inc., with Cybrdi, Inc. being the surviving entity and becoming a wholly-owned subsidiary of the Company, and the stockholders of Cybrdi, Inc. receiving up to 47,328,263 shares of the Company's Common Stock so that, immediately post-Merger, the former stockholders of Cybrdi will own approximately 93.8% of the Company's issued and outstanding Common Stock. Approval of the Merger transaction also constitutes election of new directors for the Company effective upon consummation of the Merger.

         2. To approve an amendment to the Company's Articles of Incorporation, as amended, to increase the authorized number of shares of Common Stock, no par value, from 10,000,000 to 150,000,000 shares .

         3. To approve an amendment to the Company's Articles of Incorporation, as amended, to change the Company's name to "Cybrdi, Inc."

All of the foregoing amendments were approved by the shareholders.

Item 5. Exhibits and Report on Form 8-K

     (a)      Exhibits:

              31. Rule 13(a)-14(a)/15(d)-14(a) Certification

              32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)      Reports on Form 8-K:
              During the quarter ended January 31, 2005, no Form 8-ks were filed with the Securities and Exchange Commission

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CERTRON CORPORATION


DATE:  March 16, 2005                         /s/ Yanbiao Bai
                                              -----------------------
                                              Yanbiao Bai
                                              Chairman of the Board
                                              President and
                                              Chief Financial Officer