Form 10-Q
period 2005-03-31
Cybrdi, Inc.
filed 2005-07-15
CIK 19002

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      09081

                                   CYBRDI INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                     95-2461404
   -------------------------------                     -------------------
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        401 ROSEMONT AVE. FREDERICK, MD                        21701
     ---------------------------------------                ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (301) 644-3901
                                                          --------------
                               Certron Corporation
      11845 W. Olympic Boulevard, Suite 1080, Los Angeles, California 90064
                           (Prior year end October 31)
      ---------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         (if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,569 shares of Common Stock, without par value, as of July 15, 2005

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
  as at March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income and Comprehensive Income
  (unaudited) for three months ended March 31, 2005and March 31, 2004

Condensed Consolidated Statements of Cash Flow
  (unaudited) for three months ended March 31, 2005 and March 31, 2004

Notes to Condensed Consolidated  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item  4. Controls and Procedures

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                                                                   Mar 31, 2005      Dec 31, 2004
                                                                                   ------------      ------------
                                             ASSETS                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                          $  3,673,597      $  3,899,706
Accounts receivable                                                                     299,945           252,179
Inventories                                                                             254,369           264,827
Other receivables and prepaid expenses                                                  109,661             7,058
                                                                                   ------------      ------------
TOTAL CURRENT ASSETS                                                                  4,337,572         4,423,770
PROPERTY, PLANT AND EQUIPMENT, NET                                                      597,254           628,897
INTANGIBLE ASSETS                                                                       625,103           644,423
DEFERRED TAX ASSETS                                                                      40,172            40,171
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $  5,600,101      $  5,737,261
                                                                                   ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $     75,096      $         47
Other payables                                                                           48,842            59,133
Customer deposits                                                                         5,061                --
Income tax payable                                                                        8,774                --
Dividends payable                                                                            --           138,507
Amount due to stockholders                                                              566,478           555,222
                                                                                   ------------      ------------
TOTAL CURRENT LIABILITITES                                                              704,251           752,909

MINORITY INTERESTS                                                                      906,334           884,691
                                                                                   ------------      ------------

TOTAL LIABILITIES                                                                     1,610,585         1,637,600
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                                           --                --
Common Stock, no par value in 2005 and $0.1 par value in 2004,
150,000,000 shares in 2005 and 30,210,000 shares in 2004 authorized,
50,456,569 shares in 2005 and 30,210,000 shares in 2004 issued and outstanding       50,456,569         3,021,000
Additional paid-in capital                                                          (47,063,505)          572,232
Reserve funds                                                                           240,416           240,416
Retained earnings                                                                       355,810           265,757
Accumulated other comprehensive income                                                      226               256
                                                                                   ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                            3,989,516         4,099,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  5,600,101      $  5,737,261
                                                                                   ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                    Three months ended     Three months ended
                                                      March 31, 2005         March 31, 2004
                                                    ------------------     ------------------
Revenue
      Products                                         $    328,063           $    278,078
      Service rendered                                       30,266                 79,397
                                                       ------------           ------------
         Total revenue                                      358,329                357,475
                                                       ------------           ------------
Cost of sales
      Products                                               49,143                 45,408
      Service rendered                                        3,476                  8,754
                                                       ------------           ------------
        Total cost of sales                                  52,619                 54,162
                                                       ------------           ------------
Gross profit                                                305,710                303,313
                                                       ------------           ------------

Operating expenses:
      Selling and distribution expenses                      22,531                 18,238
      General and administrative expenses                   161,717                150,375
                                                       ------------           ------------
Total operating expenses                                    184,248                168,613
                                                       ------------           ------------

Income from operations                                      121,462                134,700
                                                       ------------           ------------
Other income/(expense)
      Interest income                                         2,058                  2,883
      Other (expense)/income, net                            (3,049)                   579
                                                       ------------           ------------
Total other (expense)/ income                                  (991)                 3,462
                                                       ------------           ------------

Income before income taxes                                  120,471                138,162
Income taxes                                                  8,774                     --
                                                       ------------           ------------
Income before minority interest                             111,697                138,162
Minority Interest                                            21,644                 32,435
                                                       ------------           ------------

Net income                                                   90,053                105,727

Other comprehensive loss:
Foreign currency translation loss                               (30)                    --
                                                       ------------           ------------

Comprehensive income                                   $     90,023           $    105,727
                                                       ============           ============


Weighted average number of shares outstanding            29,745,610             24,590,397
                                                       ============           ============

Earnings per share, basic and diluted                  $       0.00           $       0.00
                                                       ============           ============

The accompanying notes are an integral part of these Condensed consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                Three months ended     Three months ended
                                                                   March 31, 2005        March 31, 2004
                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                 $    90,053           $   105,727
         Adjustments to reconcile net income to net cash
           provided by operating activities:
         Depreciation and amortization                                   50,963                48,589
         Minority interest's share of net income                         21,645                32,435
Changes in operating assets and liabilities:
         Accounts receivable, net                                       (47,766)              (71,609)
         Inventories                                                     10,458               (55,510)
         Other receivable and prepaid expenses                         (102,603)              175,495
         Accrued interest receivable                                         --                 7,045
         Accounts payable and accrued expenses                           75,041                75,729
         Other payables and liabilities                                 (10,291)               30,204
         Income tax payable                                               8,774                    --
         Customer Deposit                                                 5,061                  (413)
                                                                    -----------           -----------
         Net cash provided by operating activities                      101,335               347,692
                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                           --                (8,651)
                                                                    -----------           -----------
         Net cash (used in) investing activities                             --                (8,651)
                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds advanced from shareholders                             11,256                27,476
         Payment of dividend                                           (138,507)             (157,651)
         Payment for merger expenses                                   (200,168)                   --
         Payment for private placement costs                                 --               (55,975)
                                                                    -----------           -----------
         Net cash (used in) financing activities                       (327,419)             (186,150)
                                                                    -----------           -----------

NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                              (226,084)              152,891
         Effect of exchange rate changes on cash                            (25)                   --
         Cash and cash equivalents, at beginning of period            3,899,706             2,065,586
                                                                    -----------           -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $ 3,673,597           $ 2,218,477
                                                                    ===========           ===========

SUPPLEMENTARY CASH FLOW INFORMATION
         Interest paid                                              $        --           $        --
                                                                    ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION

Interim financial statements:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Cybrdi Inc. (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Description of business:

Until its acquisition of Cybrdi, Inc. on February 10, 2005, the Company's business consisted primarily of the distribution of magnetic media products. With the completion of the merger, all the magnetic media distribution business activities have ceased and Certron's sole business is conducted through Cybrdi. Cybrdi's focus is the field of biogenetics commercialization, specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets.

Most of the Company's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. The Company, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

Reverse merger:

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi - Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of up to 47,328,263 shares of the Certron's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland resulting in Cybrdi-Maryland . The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Merger, on February 10, 2005, the Company amended its articles of incorporation to authorize the issuance of 150 million shares of common stock no par value and 500,000 shares of preferred stock, $1.00 par value per share, none of which are issued or outstanding.

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the following individuals to serve on the Board of Directors: Lei Liu, James Pan, Xue Bu, Lieping Chen and MinMin Qin. The new Directors subsequently elected Dr. Lei Liu as Chief Executive Officer, Mr. Yanbiao Bai as President, and Mrs. Xue Bu as Secretary and Treasurer.

On March 31, 2005 the Company's Board of Directors changed its fiscal year end from October 31 to December 31. Certron's fiscal year end was changed to correspond with the fiscal year end of Cybrdi - Maryland.

On April 2, 2005 the Company filed amendments to its articles of incorporation to change its name from Certron Corporation to Cybrdi, Inc. The amendment was approved by the required vote of shareholders in accordance with Section 902 and
Section 903 of the California Corporations Code.

Principles of consolidation:

The condensed consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures.

All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

NOTE B - ASSETS

The March 31, 2005 balance sheet included total current assets of approximately $4,337,572 and $1,262,529 non-current assets. Of these amounts, approximately $3,673,597 cash is planned for funding current operations and for future business expansion. Other current assets also included inventories that are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. Included in non-current assets are property, plant and equipment mainly consisting of machinery used for product manufacturing located in the People's Republic of China ("PRC"). Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Intangible assets include a patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

The March 31, 2005 balance sheet included total liabilities of approximately $1,610,585 of which $906,334 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities was also $566,478 amounts due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations in prior years. These advances are non-interest bearing and have no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter ended March 31, 2005.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of up to 47,328,263 shares of Certron's common stock. As of March 31, 2005, the Company has 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

NOTE  F - SUBSEQUENT EVENTS

On April 2, 2005 the Company filed amendments to its articles of incorporation to change its name from Certron Corporation to Cybrdi, Inc. The amendment was approved by the required vote of shareholders in accordance with Section 902 and
Section 903 of the California Corporations Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Plan of Operations
------------------

With the completion of the merger, management determined not to continue with Certron's prior business operations, the sale of magnetic media distribution tapes and products, but rather pursue business opportunities through Cybrdi, Inc. Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement provides that the joint venture is to be terminated 15 years following its formulation. The joint venture may be extended upon the mutual consent of the parties.

The Company currently focuses on biogenetics commercialization business and specializes in the rapid introduction of tissue microarray products and services in both the international and Chinese markets. Tissue chips, also called microtissue arrays, represent a newly developed technology providing high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide for the rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarrays for a wide variety of scientific uses, including drug discovery and development purposes.

The Company, with its principal operations located in Shaanxi, China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004:

                                        3 MONTHS ENDED      3 MONTHS ENDED
                                             31-MAR-05           31-MAR-04
Revenue
        Products                             $ 328,063           $ 278,078
        Service rendered                        30,266              79,397
                                             ---------           ---------
        Total revenue
                                               358,329             357,475
                                             ---------           ---------
Cost of goods sold
        Products                                49,143              45,408
        Service rendered                         3,476               8,754
                                             ---------           ---------
        Total cost of sales                     52,619              54,162
                                             ---------           ---------
Gross profit
                                               305,710             303,313
                                             ---------           ---------
Selling and distribution expenses               22,531              18,238
General and administrative expenses            161,717             150,375
                                             ---------           ---------
        Total operating expenses
                                               184,248             168,613
                                             ---------           ---------
Income from operations                         121,462             134,700
Interest income                                  2,058               2,883
Other  (expense) income, net                    (3,049)                579
                                             ---------           ---------
Income before income taxes
                                               120,471             138,162
Income taxes                                     8,774                  --
                                             ---------           ---------
Income/ before minority interest
                                               111,697             138,162
Minority interest                               21,644              32,435
                                             ---------           ---------
Net income                                   $  90,053           $ 105,727
                                             =========           =========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales increase to $358,329 for the three months ended March 31, 2005 from $357,475 for the three months ended March 31, 2004.

Tissue Chip Product: sales increased moderately along all product lines in the tissue chip business. The net sales increased approximately $50,000 to $328,063 for the three months ended March 13, 2005 from $278,078 for the three months ended March 31, 2004. The increase in net sales of our Tissue Chip business is primarily attributable to the stronger sales in Diabetes detection biological chip.

Services: Fewer technical service orders were received during the first quarter of 2005 as compared to 2004 resulting in the decrease in sales of $49,131 to $30,266 for the three months ended March 13, 2005 from $79,397 for the three months ended March 31, 2004.

Gross Margin

Gross margin as a percent of sales maintained around 85% for both the three months ended March 31, 2005 and 2004. Gross Profit for the three months ended March 31, 2005 increased to $305,710 from $303,313 for the three months ended March 31, 2004. The gross margin increased as a result of operation efficiency, increase in sales volume and product mix (gross profit for product sale is approximately 85% and gross profit for service revenue is approximately 90%).

Operating Expenses

The operating expenses increased to $184,248 for the three months ended March 31, 2005 from $168,613 for the three months ended March 31, 2004. This is primarily due to the increase in general & administrative expenses to $161,717 for the three months ended March 31, 2004 from $150,375 for the three months ended March 31, 2004, which was mainly attributable to an increase in professional fees associated with the reverse merger transaction (See Note A for detail). In addition, an increase in salespersons also contributed to the increase in selling and distribution to $22,531 for the three months ended March 31, 2005 from $18,238 for the three months ended March 31, 2004.

Income Taxes

The Company has not recorded a provision for federal income tax for first quarter of 2005 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $37,741 from $516,959 as of December 31, 2004 to $479,218 as of March 31, 2005. The decrease was primarily due to a increase in accounts receivable of $47,766 from $252,197 at December 31, 2004 to $299,945 at March 31, 2005, which was offset by a decrease in inventory of $10,458 from $264,827at December 31, 2004 to $254,369 at March 31, 2005 and a increase in accounts payable of $75,049 from $47 at December 31, 2004 to $75,096 at March 31, 2005. Increase in net sales is attributable to the increase in account receivable and decrease in inventory. Account payable increase is due to pay off most vendors balance as of year end.

Cash provided by operating activities was $101,335 for the three months ended March 31, 2005 as compared to $347,692 provided for the three months ended March 31, 2004. The decrease in cash provided by operating activities for the three months ended March 31, 2005 reflected reduction of net income and increased prepayment for professional activities.

There were no investing activities for the three months ended March 31, 2005 as compared to capital spending of $8,651 for the three months ended March 31, 2004. Financing activities for the three months ended March 31, 2005 consumed $327,419, reflecting dividend payments of $138,507 and payment of $200,168 in costs associated with the reverse merger transaction.

With approximately $3.6 million of net working capital as of March 31, 2005, the Company believes it will have sufficient resources to finance its operations for the coming year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies
----------------------------

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign  Currency  Exchange  Risk

The majority of our net sales, costs and expenses are priced in Chinese renminbi. Our assets are predominantly located inside China. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, with an exchange rate approximately RMB8.28 to US$1.00. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

Item 4. Controls and Procedures.

An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements. During the period covered by this report, we have installed a new Board of Directors and appointed new officers who have implemented new control and procedure policies to reflect the new operations of the Company as a result of the merger. These appointments and the implementation of new control procedures were as a result of the merger and not due to any deficiencies in the controls and procedures which the Company had in place prior to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

Item 2. Unregistered Sales of Equity Securities,

Pursuant to the Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi - Maryland . we issued 47,328,263 shares of our common stock to the shareholders of Cybrdi- Maryland. The transaction closed in February and the shares were issued by the Company's transfer agent in June 2005. This transaction was exempt from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. The shares were sold to one investor who was introduced to the Company by its officers and directors. The transaction did not include a public distribution or offering.

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

On February 2, 2005, a special meeting of the shareholders of Certron was called to vote upon the following matters:

1. To consider and vote upon the approval of the principal terms of a merger transaction pursuant to an Agreement and Plan of Merger among Certron, Certron Acquisition Corp., a wholly owned subsidiary of Certron, and Cybrdi-Maryland. pursuant to which Certron Acquisition Corp. will be merged into Cybrdi-Maryland., with Cybrdi-Maryland being the surviving entity and becoming a wholly-owned subsidiary of Certron, and the stockholders of Cybrdi-Maryland receiving up to 47,328,263 shares of Certron's Common Stock so that, immediately post-Merger, the former stockholders of Cybrdi-Maryland will own approximately 93.8% of Certron's issued and outstanding Common Stock. Approval of the Merger transaction also constitutes election of new directors for Certron effective upon consummation of the Merger.

2. To approve an amendment to the Certron's Articles of Incorporation, as amended, to increase the authorized number of shares of Common Stock, no par value, from 10,000,000 to 150,000,000 shares.

3. To approve an amendment to the Certron's Articles of Incorporation, as amended, to change its name to "Cybrdi, Inc."

All of the foregoing amendments were approved by the shareholders.

Item 5. Exhibits and Report on Form 8-K

   (a)  Exhibits:

        31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification

        31.2 RULE 13A-14(A)/15D-14(A) CERTIFICATION

        32   Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K:

        Form 8-k filed February 3, 2005

        Form 8-k filed February 15, 2005

        Form 8-k filed March 15, 2005

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CYBRDI, INC.


DATE:  July 15, 2005                          /s/ Larry Liu
                                              -----------------------
                                              Larry Liu
                                              Chief Executive Officer