Form 10-Q
period 2005-06-30
Cybrdi, Inc.
filed 2005-08-22
CIK 19002

7                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                      09081

                                   CYBRDI INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                     95-2461404
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

       401 Rosemont Ave., Frederick, MD                        21701
     ---------------------------------------                ----------
     (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:    (301) 644-3901
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

50,456,569shares of Common Stock, without par value, as of August 22, 2005

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as at June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) for three months ended June 30, 2005 and June 30, 2004; and for six months ended June 30, 2005 and June 30, 2004.

Condensed Consolidated Statements of Cash Flow (unaudited) for six months ended June 30, 2005 and June 30, 2004

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

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS AS OFJUNE 30, 2005 (UNAUDITED)
AND DECEMBER 31, 2004
================================================================================

                                                                                   June 30,         Dec 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                  (unaudited)      (audited)
                                      ASSET
                                      -----
CURRENT ASSETS
Cash and cash equivalents                                                        $  3,623,435    $  3,899,706
Accounts receivable                                                                   574,827         252,179
Inventories                                                                           253,372         264,827
Other receivables and prepaid expenses                                                111,342           7,058
                                                                                 ------------    ------------
TOTAL CURRENT ASSETS                                                                4,562,976       4,423,770
PROPERTY, PLANT AND EQUIPMENT, NET                                                    565,611         628,897
INTANGIBLE ASSETS (NET)                                                               605,782         644,423
DEFERRED TAX ASSETS                                                                    40,171          40,171
                                                                                 ------------    ------------

TOTAL ASSETS                                                                     $  5,774,540    $  5,737,261
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                 $     62,828    $         47
Other payables                                                                         56,674          59,133
Customer deposits                                                                       9,940              --
Dividends payable                                                                          --         138,507
Amount due to stockholders                                                            608,020         555,222
                                                                                 ------------    ------------
TOTAL CURRENT LIABILITITES                                                            737,462         752,909

MINORITY INTERESTS                                                                    943,871         884,691
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                   1,681,333       1,637,600
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 par value, 500,000 shares authorized,
zero shares issued and outstanding                                                         --              --
Common Stock, no par value in 2005 and $0.10 par value in 2004,
150,000,000 shares in 2005 and 30,210,000 shares in 2004 authorized,
50,456,569 shares in 2005 and 30,210,000 shares in 2004 issued and outstanding     50,456,569       3,021,000
Additional paid-in capital                                                        (47,063,505)        572,232
Reserve funds                                                                         240,416         240,416
Retained earnings                                                                     459,457         265,757
Accumulated other comprehensive income                                                    270             256
                                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                          4,093,207       4,099,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  5,774,540    $  5,737,261
                                                                                 ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
================================================================================

                                               Three months     Three months    Six months      Six months
                                                   ended           ended          ended           ended
                                                  June 30,        June 30,       June 30,        June 30,
                                                   2005             2004           2005           2004
                                                ------------    ------------   ------------    ------------
Revenue
       Products                                 $    348,146    $    285,418   $    676,208    $    563,495
       Service rendered                               51,404          82,964         81,670         162,361
                                                ------------    ------------   ------------    ------------
          Total revenue                              399,550         368,382        757,878         725,856
                                                ------------    ------------   ------------    ------------
Cost of sales
       Products                                       58,732          67,558        107,874         112,966
       Service rendered                                5,176           9,071          8,652          17,825
                                                ------------    ------------   ------------    ------------
         Total cost of sales                          63,908          76,629        116,526         130,791
                                                ------------    ------------   ------------    ------------
Gross profit                                         335,642         291,753        641,352         595,065
                                                ------------    ------------   ------------    ------------

Operating expenses:
       Selling and distribution expenses              19,243          20,757         41,774          38,995
       General and administrative expenses           161,337         136,981        323,054         287,356
                                                ------------    ------------   ------------    ------------
Total operating expenses                             180,580         157,738        364,828         326,351
                                                ------------    ------------   ------------    ------------

Income from operations                               155,062         134,015        276,524         268,714
                                                ------------    ------------   ------------    ------------
Other income/(expense)
       Interest income                                   (62)          1,132          1,997           4,015
       Other (expense)/income, net                     1,894           4,082         (1,155)          4,661
                                                ------------    ------------   ------------    ------------
Total other (expense)/ income                          1,832           5,214            842           8,676
                                                ------------    ------------   ------------    ------------

Income before income taxes                           156,894         139,229        277,366         277,390
Income taxes                                          15,699              --         24,474              --
                                                ------------    ------------   ------------    ------------
Income before minority interest                      141,195         139,229        252,892         277,390
Minority Interest                                    (37,548)        (34,847)       (59,192)        (67,281)
                                                ------------    ------------   ------------    ------------

Net income                                           103,647         104,382        193,700         210,109
                                                ============    ============   ============    ============

Other comprehensive loss:
Foreign currency translation loss                         16              --            (14)             --
                                                ------------    ------------   ------------    ------------

Comprehensive income                            $    103,663    $    104,382   $    193,686    $    210,109
                                                ============    ============   ============    ============

Earnings per share, basic and diluted           $       0.00    $       0.00   $       0.00    $       0.00
                                                ============    ============   ============    ============

Weighted average number of shares outstanding     50,456,569      24,619,355     45,982,189      24,619,355
                                                ============    ============   ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
================================================================================

                                                          Six months      Six months
                                                            ended           ended
                                                           June 30,        June 30,
                                                             2005            2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                          $   193,700    $   210,109
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                           101,927         97,817
      Minority interest's share of net income                  59,192         67,283
Changes in operating assets and liabilities:
      Accounts receivable, net                               (322,648)      (115,919)
      Inventories                                              11,454        (94,619)
      Other receivable and prepaid expenses                  (104,282)       293,435
      Accrued interest receivable                                  --          7,045
      Accounts payable and accrued expenses                    62,781         54,490
      Other payables and liabilities                           (2,457)          (487)
      Customer Deposit                                          9,940         (1,196)
                                                          -----------    -----------
      Net cash provided by operating activities                 9,607        517,958
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                    --         (8,651)
                                                          -----------    -----------
      Net cash (used in) investing activities                      --         (8,651)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds advanced from stockholders                      52,797         22,611
      Payment of dividend                                    (138,507)      (157,651)
      Payment for merger expenses                            (200,168)            --
      Payment for private placement costs                          --       (132,030)
                                                          -----------    -----------
      Net cash (used in) financing activities                (285,878)      (267,070)
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                       (276,271)       242,237
      Effect of exchange rate changes on cash                      --             --
      Cash and cash equivalents, at beginning of period     3,899,706      2,065,586
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD               $ 3,623,435    $ 2,307,823
------------------------------------------=               ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION
      Interest paid                                       $        --    $        --
                                                          ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended June 30, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION

Interim financial statements:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Cybrdi Inc. (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and the accompanying notes thereto.

Description of business and revenue recognition:

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

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and service income is recognized when services are provided. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits.

Reverse merger:

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi - Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of the Certron's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Agreement, , on February 10, 2005, the Company amended its articles of incorporation to authorize the issuance of 150 million shares of common stock no par value and 500,000 shares of preferred stock, $1.00 par value per share, none of which are issued or outstanding.

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the following individuals to serve on the Board of Directors: Larry Liu, James Pan, Xue Bu, Lieping Chen and MinMin Qin. The new Directors subsequently elected Dr. Lei Liu as Chief Executive Officer, Mr. Yanbiao Bai as President, and Mrs. Xue Bu as Secretary and Treasurer.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.


NOTE B - ASSETS

The June 30, 2005 balance sheet included total current assets of $4,562,976 and non-current assets of $1,211,564. Of these amounts, approximately $3,623,435 cash is planned for funding current operations and for future business expansion.

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

NOTE C - LIABILITIES

The June 30, 2005 balance sheet included total liabilities of $1,681,333 of which $943,871 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities, $608,020 was due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter and six months ended June 30, 2005.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock. As of June 30, 2005, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Plan of Operations

With the completion of the merger, management determined to discontinue Certron's prior business operations, the sale of magnetic media distribution tapes and products, and pursue business opportunities through Cybrdi, Inc. Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Shaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement has a term of 15 years. The term of joint venture may be extended upon the mutual consent of the parties.

The Company focuses on biogenetics commercialization. The business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, represent a newly developed technology providing high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarrays for a wide variety of scientific uses, including drug discovery and development purposes.

Our principal operations are located in Shaanxi China, where we aim to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004; AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004:


                                              Three months    Three months    Six months      Six months
                                                 ended           ended          ended           ended
                                                June 30,        June 30,       June 30,        June 30,
                                                  2005            2004           2005            2004
                                                ---------       ---------      ---------       ---------
Revenue
       Products                                 $ 348,146       $ 285,418      $ 676,208       $ 563,495
       Service rendered                            51,404          82,964         81,670         162,361
                                                ---------       ---------      ---------       ---------
          Total revenue                           399,550         368,382        757,878         725,856
                                                ---------       ---------      ---------       ---------
Cost of sales
       Products                                    58,732          67,558        107,874         112,966
       Service rendered                             5,176           9,071          8,652          17,825
                                                ---------       ---------      ---------       ---------
         Total cost of sales                       63,908          76,629        116,526         130,791
                                                ---------       ---------      ---------       ---------
Gross profit                                      335,642         291,753        641,352         595,065
                                                ---------       ---------      ---------       ---------

Operating expenses:
       Selling and distribution expenses           19,243          20,757         41,774          38,995
       General and administrative expenses        161,337         136,981        323,054         287,356
                                                ---------       ---------      ---------       ---------
Total operating expenses                          180,580         157,738        364,828         326,351
                                                ---------       ---------      ---------       ---------

Income from operations                            155,062         134,015        276,524         268,714
                                                ---------       ---------      ---------       ---------
Other income/(expense)
       Interest income                                (62)          1,132          1,997           4,015
       Other (expense)/income, net                  1,894           4,082         (1,155)          4,661
                                                ---------       ---------      ---------       ---------
Total other (expense)/ income                       1,832           5,214            842           8,676
                                                ---------       ---------      ---------       ---------

Income before income taxes                        156,894         139,229        277,366         277,390
Income taxes                                       15,699              --         24,474              --
                                                ---------       ---------      ---------       ---------
Income before minority interest                   141,195         139,229        252,892         277,390
Minority Interest                                 (37,548)        (34,847)       (59,192)        (67,281)
                                                ---------       ---------      ---------       ---------

Net income                                        103,647         104,382        193,700         210,109
                                                =========       =========      =========       =========


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales increase to $399,550 for the three months ended June 30, 2005 from $368,382 for the three months ended June 30, 2004.

Tissue Chip Product: sales increased along all product lines in the tissue chip business. The net sales increased approximately $62,728 to $348,146 for the three months ended June 30, 2005 as compared to $285,418 for the three months ended June 30, 2004. The increase in net sales of our Tissue Chip business is primarily attributable to the stronger sales in diabetes detection biological chips.

Services: Fewer technical service orders were received during the second quarter of 2005 as compared to 2004 resulting in a decrease in sales of $31,560; declining to $51,404 from $82,964 for the three months ended June 30, 2005 as compared to June 30, 2004. Gross Margin

Gross margin as a percent of sales was 84% and 79% for the three months ended June 30, 2005 and 2004, respectively. Gross Profit for the three months ended June 30, 2005 increased to $335,642 from $291,753 for the three months ended June 30, 2004. Our gross margin increased as a result of increased operating efficiencies and an increase in sales volume of higher gross margin biological chips products.

Operating Expenses

Our operating expenses increased to $180,580 for the three months ended June 30, 2005 from $157,738 for the three months ended June 30, 2004. This is primarily due to an increase in general and administrative expenses to $161,337 for the three months ended June 30, 2004 from $136,981 for the three months ended June 30, 2004. This increase was mainly attributable to an increase in professional fees and administrative expenses which Cybrdi incurred as a result of its acquisition by Certron.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended June 30, 2005 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. Our net sales increase to $757,878 for the six months ended June 30, 2005 from $725,856 for the six months ended June 30, 2004.

Tissue Chip Product: sales increased along all product lines in the tissue chip business. The net sales increased approximately $112,713 to $676,208 for the six months ended June 30, 2005 from $563,495 for the six months ended June 30, 2004. The increase in net sales of our Tissue Chip business is primarily attributable to the stronger sales in our diabetes detection biological chip.

Services: Fewer technical service orders were received during the first six months of 2005 as compared to 2004 resulting in a decrease in sales of $80,691 to $81,670 for the six months ended June 30, 2005 from $162,361 for the six months ended June 30, 2004.

Gross Margin

Gross margin as a percent of sales was 85% and 82% for the six months ended June 30, 2005 and 2004, respectively. Gross Profit for the six months ended June 30, 2005 increased to $641,352 from $595,065 for the six months ended June 30, 2004. The gross margin increased as a result of operation efficiency and increase in sales volume of higher gross margin biological chips products.

Operating Expenses

The operating expenses increased to $364,828 for the six months ended June 30, 2005 from $326,351 for the six months ended June 30, 2004. This is primarily due to the increase in general & administrative expenses to $323,054 for the six months ended June 30, 2005 from $287,356 for the six months ended June 30, 2004, which was mainly attributable to an increase in professional fees and administrative expenses as Cybrdi incurred additional professional fees during the quarter ended March 31, 2005 as a result of Cybrdi , Maryland being acquired by Certron. In addition, an increase in salespersons also contributed to the increase in selling and distribution to $41,774 for the six months ended June 30, 2005 from $38,995 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $248,412 from $516,959 as of December 31, 2004 to $765,371 as of June 30, 2005. The increase was primarily due to an increase in accounts receivable of $322,648 from $252,179 at December 31, 2004 to $574,827 at June 30, 2005, which was offset by a decrease in inventory of $11,455 from $264,827 at December 31, 2004 to $253,372 at June 30, 2005 and an increase in accounts payable of $62,781 from $47 at December 31, 2004 to $62,828 at June 30, 2005.
Increase in net sales is attributable to the increase in account receivable and decrease in inventory. A higher accounts receivable was due to late payment of some major customers after June 30, 2005. Account payable increase is due to pay off most vendors balance as of year end.

Cash provided by operating activities was $9,607 for the six months ended June 30, 2005 as compared to $517,918 provided for the six months ended June 30, 2004. The decrease in cash provided by operating activities for the six months ended June 30, 2005 reflected reduction of net income, increased in accounts receivable and increased prepayment for professional services.

There were no investing activities for the six months ended June 30, 2005 as compared to capital spending of $8,651 for the six months ended June 30, 2004. Financing activities for the six months ended June 30, 2005 consumed $285,877, reflecting dividend payments of $138,507, payment of $200,168 in costs associated with the reverse merger transaction and offset by a $52,798 advance from shareholders.

With approximately $3.8 million of net working capital as of June 30, 2005, the Company believes it will have sufficient resources to finance its operations for the coming year.

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

Revenue recognition: Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and service income is recognized when services are provided. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign  Currency  Exchange  Risk

The majority of our net sales, costs and expenses are priced in Chinese renminbi. Our assets are predominantly located inside China. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and dropped its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB8.11 to US$1.00, or an appreciation of 2%, and has remained relatively stable since then. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

Item 4. Controls and Procedures.

An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

None.


Item 5. Exhibits and Report on Form 8-K

        (a) Exhibits:

            31.1   Rule 13(a)-14(a)/15(d)-14(a) Certification

            31.2   RULE 13A-14(A)/15D-14(A) CERTIFICATION

            32.1   Certification Under Section 906 of the Sarbanes-Oxley
                   Act of 2002

            32.2 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

            Form 8-K filed April 6, 2005

            Form 8-K filed April 29, 2005

            Form 8-K filed June 2, 2005

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CYBRDI, INC.


DATE:  August 22, 2005                        /s/ Larry Liu
                                              -----------------------
                                              Larry Liu
                                              Chief Executive Officer