Form 10-Q
period 2005-09-30
Cybrdi, Inc.
filed 2005-12-07
CIK 19002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File No. 09081


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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes [X]   No [x]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                 Yes [X]   No [ ]


Indicate by a check mark whether the registrant is a shell Company (as defined
by Rule 12b-2 of the Act).                                  Yes |_|   No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,569 shares of Common Stock, without par value, as of December 6, 2005

================================================================================

                                      INDEX


PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as at September 30, 2005 (unaudited) and December 31, 2004

          Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) for three months ended September 30, 2005 and September 30, 2004; and for nine months ended September 30, 2005 and September 30, 2004.

          Condensed Consolidated Statements of Cash Flow (unaudited) for nine months ended September 30, 2005 and September 30, 2004

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

Item 2.   Unregistered Sales of Equity Securities

Item 3.   Defaults upon senior securities

Item 4.   Submission of matters to a vote of security holders

Item 5.   Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements



CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
--------------------------------------------------------------------------------
(in thousands)

                                                                                          Sep 30, 2005             Dec 31, 2004
                                                                                          ------------             ------------
                                         ASSETS                                            (unaudited)

CURRENT ASSETS
Cash and cash equivalents                                                                    $  3,762                $  3,900
Accounts receivable                                                                               603                     252
Inventories                                                                                       264                     265
Other receivables and prepaid expenses                                                            148                       7
                                                                                             --------                --------
TOTAL CURRENT ASSETS                                                                            4,777                   4,424
PROPERTY, PLANT AND EQUIPMENT, NET                                                                550                     629
INTANGIBLE ASSETS (NET)                                                                           586                     644
DEFERRED TAX ASSETS                                                                                41                      40
                                                                                             --------                --------
TOTAL ASSETS                                                                                 $  5,954                $  5,737
                                                                                             ========                ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                             $     10                $     --
Other payables                                                                                     47                      59
Customer deposits                                                                                   7                      --
Dividends payable                                                                                  --                     139
Amount due to stockholders                                                                        660                     555
                                                                                             --------                --------
TOTAL CURRENT LIABILITITES                                                                        724                     753

MINORITY INTERESTS                                                                                967                     884
                                                                                             --------                --------

TOTAL LIABILITIES                                                                               1,691                   1,637
                                                                                             --------                --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                                                 --                      --
Common Stock, no par value in 2005 and $0.10 par value in 2004,
150,000,000 shares in 2005 and 30,210,000 shares in 2004 authorized,
50,456,569 shares in 2005 and 30,210,000 shares in 2004 issued and outstanding                     --                   3,021
Additional paid-in capital                                                                      3,394                     573
Reserve funds                                                                                     240                     240
Retained earnings                                                                                 539                     266
Accumulated other comprehensive income                                                             90                      --
                                                                                             --------                --------
TOTAL STOCKHOLDERS' EQUITY                                                                      4,263                   4,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  5,954                $  5,737
                                                                                             ========                ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                             Three months ended     Three months ended     Nine months ended      Nine months ended
                                             September 30, 2005     September 30, 2004     September 30, 2005     September 30, 2004
                                             ------------------     ------------------     ------------------     ------------------
Revenue
      Products                                     $   281               $   299               $   957               $   863
      Service rendered                                  34                    94                   116                   256
                                                   -------               -------               -------               -------
         Total revenue                                 315                   393                 1,073                 1,119
                                                   -------               -------               -------               -------
Cost of sales
      Products                                          50                    77                   158                   190
      Service rendered                                   3                    10                    12                    28
                                                   -------               -------               -------               -------
        Total cost of sales                             53                    87                   170                   218
                                                   -------               -------               -------               -------
Gross profit                                           262                   306                   903                   901
                                                   -------               -------               -------               -------

Operating expenses:
      Selling and distribution expenses                 13                    12                    55                    51
      General and administrative expenses              189                   136                   511                   424
                                                   -------               -------               -------               -------
Total operating expenses                               202                   148                   566                   475
                                                   -------               -------               -------               -------

Income from operations                                  60                   158                   337                   426
                                                   -------               -------               -------               -------
Other income/(expense)
      Interest income                                   --                     3                     3                     7
      Other (expense)/income, net                       53                     9                    51                    14
                                                   -------               -------               -------               -------
Total other (expense)/ income                           53                    12                    54                    21
                                                   -------               -------               -------               -------

Income before income taxes                             113                   170                   391                   447
Income taxes                                            10                    --                    35                    --
                                                   -------               -------               -------               -------
Income before minority interest                        103                   170                   356                   447
Minority Interest                                       23                    41                    83                   107
                                                   -------               -------               -------               -------

Net income                                              80                   129                   273                   340

Other comprehensive loss:
Foreign currency translation gain                       90                    --                    90                    --
                                                   -------               -------               -------               -------

Comprehensive income                               $   170               $   129               $   363               $   340
                                                   =======               =======               =======               =======


Weighted average number of shares outstanding       50,457                24,619                39,244                24,619
                                                   =======               =======               =======               =======

Earnings per share, basic and diluted              $  0.00               $  0.01               $  0.01               $  0.01
                                                   =======               =======               =======               =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------
(in thousands)

                                                                 Nine months ended      Nine months ended
                                                                 September 30, 2005     September 30, 2004
                                                                 ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $   273                $   340
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                       178                    144
      Minority interest's share of net income                              83                    107
Changes in operating assets and liabilities:
      Accounts receivable, net                                           (338)                   101
      Inventories                                                           6                    (99)
      Other receivable and prepaid expenses                              (137)                   289
      Accrued interest receivable                                          --                      7
      Accounts payable and accrued expenses                                10                     54
      Other payables and liabilities                                      (13)                   (19)
      Customer Deposit                                                      7                      1
                                                                      -------                -------
      Net cash provided by operating activities                            69                    925
                                                                      -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                           (16)                    (9)
                                                                      -------                -------
      Net cash (used in) investing activities                             (16)                    (9)
                                                                      -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds advanced from shareholders                                  90                     20
      Payment of dividend                                                (139)                  (158)
      Payment for merger expenses                                        (200)                    --
      Payment for private placement costs                                  --                   (132)
                                                                      -------                -------
      Net cash (used in) financing activities                            (249)                  (270)
                                                                      -------                -------

NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                                   (196)                   646
      Effect of exchange rate changes on cash                              58                     --
      Cash and cash equivalents, at beginning of period                 3,900                  2,066
                                                                      -------                -------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $ 3,762                $ 2,712
                                                                      =======                =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) (DOLLAR IN THOUSAND, EXCEPT NOTED OTHERWISE)


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

Recent Accounting Pronouncements:

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 generally require that accounting changes and errors be applied retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its financial statements.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. This standard will be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in fiscal year 2006 and thereafter.

NOTE B - ASSETS

The September 30, 2005 balance sheet included total current assets of $4,777 and non-current assets of $1,177. Of these amounts, approximately $3,762 cash is planned for funding current operations and for future business expansion.

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

NOTE C - LIABILITIES

The September 30, 2005 balance sheet included total liabilities of $1,691 of which $967 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities, $660 was due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter and nine months ended September 30, 2005.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock. As of September 30, 2005, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004; AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004:
(Dollar in thousand, except noted otherwise)

                                                 Three months ended   Three months ended   Nine months ended    Nine months ended
                                                 September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
                                                 ------------------   ------------------   ------------------   ------------------
                                                                        (in thousands, except per share data)
Revenue
      Products                                          $  281               $  299               $  957               $  863
      Service rendered                                      34                   94                  116                  256
                                                        ------               ------               ------               ------
         Total revenue                                     315                  393                1,073                1,119
                                                        ------               ------               ------               ------
Cost of sales
      Products                                              50                   77                  158                  190
      Service rendered                                       3                   10                   12                   28
                                                        ------               ------               ------               ------
        Total cost of sales                                 53                   87                  170                  218
                                                        ------               ------               ------               ------
Gross profit                                               262                  306                  903                  901
                                                        ------               ------               ------               ------

Operating expenses:
      Selling and distribution expenses                     13                   12                   55                   51
      General and administrative expenses                  189                  136                  511                  424
                                                        ------               ------               ------               ------
Total operating expenses                                   202                  148                  566                  475
                                                        ------               ------               ------               ------

Income from operations                                      60                  158                  337                  426
                                                        ------               ------               ------               ------
Other income/(expense)
      Interest income                                       --                    3                    3                    7
      Other (expense)/income, net                           53                    9                   51                   14
                                                        ------               ------               ------               ------
Total other (expense)/ income                               53                   12                   54                   21
                                                        ------               ------               ------               ------

Income before income taxes                                 113                  170                  391                  447
Income taxes                                                10                   --                   35                   --
                                                        ------               ------               ------               ------
Income before minority interest                            103                  170                  356                  447
Minority Interest                                           23                   41                   83                  107
                                                        ------               ------               ------               ------

Net income                                              $   80               $  129               $  273               $  340
                                                        ======               ======               ======               ======




THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTMEBER 30, 2004

Net Sales


Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $315,000 for the three months ended September 30, 2005 from $393,000 for the three months ended September 30, 2004.

Tissue Chip Product: sales increased along all product lines in the tissue chip business. The net sales decreased approximately $18,000 to $281,000 for the three months ended September 30, 2005 as compared to $299,000 for the three months ended September 30, 2004. The decrease in net sales of our Tissue Chip business is primarily attributable to the discontinuance in sales of some array slides which are going to be replaced by new array lines during the next quarter.

Services: Fewer technical service orders were received during the third quarter of 2005 as compared to 2004 resulting in a decrease in sales of $60,000; declining to $34,000 from $94,000 for the three months ended September 30, 2005 as compared to September 30, 2004.




Gross Margin

Gross margin as a percent of sales was 83% and 78% for the three months ended September 30, 2005 and 2004, respectively. As a result of lower sales revenues gross Profit for the three months ended September 30, 2005 decreased to $262 from $306 for the three months ended September 30, 2004. Our gross margin increased as a result of increased operating efficiencies and an increase in sales volume of higher gross margin biological chips products.

Operating Expenses

Our operating expenses increased to $202,000 for the three months ended September 30, 2005 from $148,000 for the three months ended September 30, 2004. This is primarily due to an increase in general and administrative expenses to $189,000 for the three months ended September 30, 2005 from $136,000 for the three months ended September 30, 2004. This increase was mainly attributable to an increase in professional fees and administrative expenses which Cybrdi incurred as a result of its acquisition by Certron.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended September 30, 2005 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the quarter ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. Our net sales decreased to $1,073,000 for the nine months ended September 30, 2005 from $1,119,000 for the nine months ended September 30, 2004.

Tissue Chip Product: sales increased along most product lines in the tissue chip business. The net sales increased approximately $94,000 to $957,000 for the nine months ended September 30, 2005 from $863,000 for the nine months ended September 30, 2004. The increase in net sales of our Tissue Chip business is primarily attributable to the stronger sales in our diabetes detection biological chip during the first two quarters offset by a reduction in sales of some discontinued array products during the third quarter.

Services: Fewer technical service orders were received during the first nine months of 2005 as compared to 2004 resulting in a decrease in sales of $140,000 to $116,000 for the nine months ended September 30, 2005 from $256,000 for the nine months ended September 30, 2004.

Gross Margin

Gross margin as a percent of sales was 84% and 81% for the nine months ended September 30, 2005 and 2004, respectively. Gross Profit for the nine months ended September 30, 2005 increased to $903,000 from $901,000 for the nine months ended September 30, 2004. The gross margin increased as a result of operation efficiency and increase in sales volume of higher gross margin biological chips products.

Operating Expenses

The operating expenses increased to $566,000 for the nine months ended September 30, 2005 from $475,000 for the nine months ended September 30, 2004. This is primarily due to the increase in general and administrative expenses to $511,000 for the nine months ended September 30, 2005 from $424,000 for the nine months ended September 30, 2004, which was mainly attributable to an increase in professional fees and administrative expenses as Cybrdi incurred additional professional fees during the quarter ended March 31, 2005 as a result of Cybrdi, Maryland being acquired by Certron. In addition, an increase in salespersons also contributed to the increase in selling and distribution to $55,000 for the nine months ended September 30, 2005 from $51,000 for the nine months ended September 30, 2004.




LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) increased by $340,000 from $517,000 as of December 31, 2004 to $857,000 as of September 30, 2005. The increase was primarily due to an increase in accounts receivable of $351,000 from $252,000 at December 31, 2004 to $603,000 at September 30, 2005, which was offset by an increase in accounts payable of $10,000 from less than $1,000 at December 31, 2004 to $10 at September 30, 2005. Inventory remains stable with a slight decrease of $1,000 from $265,000 at December 31, 2004 to $264,000 at September 30, 2005. Increase in net sales on Tissue Chip Product is attributable to the increase in account receivable and accounts payables.

Cash provided by operating activities was $69,000 for the nine months ended September 30, 2005 as compared to $925,000 provided for the nine months ended September 30, 2004. The decrease in cash provided by operating activities for the nine months ended September 30, 2005 reflected reduction of net income, increased in accounts receivable and the increase of prepayment for professional services.

The Company has $16,000 capital expenditure for the nine months ended September 30, 2005 as compared to a capital spending of $9,000 for the nine months ended September 30, 2004. Financing activities for the nine months ended September 30, 2005 consumed $249, 000 reflecting dividend payments of $139,000 payment of $200,000 associated with the reverse merger transaction and offset by a $90,000 advance from shareholders.

With approximately $4.0 million of net working capital as of September 30, 2005, the Company believes it will have sufficient resources to finance its operations for the coming year.

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


Item 4. Controls and Procedures

An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.


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

     (a) Exhibits:


  31.1   Rule 13(a)-14(a)/15(d)-14(a) Certification

  31.2   Rule 13A-14(A)/15D-14(A) CERTIFICATION

  32.1   Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

  32.2   Certification Under Section 906 of the Sarbanes-Oxley Act of 2002




(b) Reports on Form 8-K:

      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CYBRDI, INC.


DATE:  December 7, 2005                       /s/ Larry Liu
                                              -----------------------
                                              Larry Liu
                                              Chief Executive Officer