Form 10-K
period 2005-12-31
Cybrdi, Inc.
filed 2006-07-14
CIK 19002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _____ TO __________

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act Yes[ ]   No[X]

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes[ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-k.


Indicate by a check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,567 shares of Common Stock, without par value, as of May 31, 2006


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of May 31, 2006 was $2,805,232 based on a closing bid price of $0.08 and a total of 35,065,404 shares held by non-affiliates

              APPLICALBE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  (PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES [ ]                          NO [ ]                       NOT APPLICABLE [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1          Description of Business                                      1
ITEM 2          Description of Property                                      9
ITEM 3          Legal Proceedings                                            9
ITEM 4          Submission of matters to a vote of security holders          9

PART II

ITEM 5          Market For Common Equity and Related Stockholder Matters    10
ITEM 6          Selected Financial Data                                     11
ITEM 7          Management Discussion and Analysis                          12
ITEM 8          Financial Statements                                        18
ITEM 9A         Changes In And Disagreements With Accountants Accounting
                And Financial Disclosures                                   18
ITEM 9B         Controls and Procedures                                     19
ITEM 9C         Other Information                                           19

PART III

ITEM 10         Directors, Executive Officers, Promoters And Control
                Persons, Compliance With Section 16(A) Of The
                Exchange Act.                                               20
ITEM 11         Executive Compensation                                      22
ITEM 12         Certain Relationships and Related Transaction               24
ITEM 13         Exhibits                                                    24
ITEM 14         Principal Accounting Fees and Services                      25

         This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Description of Business" and Item 7. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 1. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion rates of US$1.00 to RMB 8.0702 and RMB 8.1936 were utilized to convert 2005 amounts. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Our company, Cybrdi, Inc. ("we", "us", "our", "Cybrdi" or "our company"), was incorporated under the laws of the State of California in 1966. On April 2, 2005 we filed amendments to the articles of incorporation to change our name from Certron Corporation to Cybrdi, Inc. The amendment was approved by the required vote of shareholders in accordance with Section 902 and Section 903 of the California Corporations Code.

Until around June 2004, the Company's business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company.

In November 2004, the Company, through Certron Acquisition Corp., a newly formed Maryland corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all of the issued and outstanding shares of common stock of Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired all of the issued and outstanding shares of common stock of Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland own approximately 93.8% of the outstanding shares of the Company's common stock.

With the completion of the merger, all the magnetic media distribution business activities have ceased and Cybrdi's focus is the field of biogenetics commercialization, specializing in the rapid introduction of tissue microarray products and services in both the international and Chinese markets.

Most of our activities are conducted through our 80% equity ownership in China Shaanxi Chaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Our plan is to capitalize China's huge population with our quality tissue microarray and other products. We have also been exploring business opportunities that could leverage our existing sales distribution channel and relationship with our affiliated companies.

Our revenue decreased by 6.9% from $1,533,043 in 2004 to $1,427,799 in 2005, and our net income decreased from $488,833 in 2004 to $5,128 in 2005. The decrease in net income was mainly attributable to the increase in other non- operating expenses associated with the merger with Cybrdi Maryland and further discussion of the Company operating results should refer to Item 6. "Management's Discussion and Analysis".

BUSINESS OVERVIEW

With the completion of the merger, our former officers and directors tendered their resignation and were replaced by officers and directors designated by Cybrdi, Maryland. Our new officers and directors determined to discontinue Certron's prior business operations, the sale of magnetic media distribution tapes and products, and pursue exclusively the development and expansion of Cybrdi Maryland. Most of Cybrdi's activities are conducted through its 80% equity ownership in China Shaanxi Chaoying Bio-technology Co., Ltd. ("Chaoying Biotech") a sino-foreign equity joint venture established in July 2000 in the People's Republic of China. Cybrdi became affiliated with Chaoying Biotech in March 2003. The Chaoying Biotech joint venture agreement has a term of 15 years. The term of joint venture may be extended upon the mutual consent of the parties.

We focus on biogenetics commercialization and healthcare product applications. Our primary business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, represent a newly developed technology providing high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

Our principal operations are located in Shaanxi China. Our Maryland company focuses primarily on business development of tissue microarrays in North America and Europe.

THE EMPLOYEES

As of December 31, 2005, we had approximately 51 full-time employees (50 employees in China, and 1 in Maryland).

THE PRODUCTS

TISSUE MICROARRAYS (TMAS)

We manufacture both human and animal tissue microarrays for a wide variety of scientific uses, including drug discovery and development purposes. TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy.

Chaoying Biotech owns a 18,000 square foot, approximately 2000 m (2), in Shaanxi, China which includes a manufacturing facility and a pathology and molecule laboratory. We have established the standard tissue chip production, processing procedure and quality control system in our facility. We have also established an electronic management system to effectively manage biologic information databank.

We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 122 different disease and 84 different organ types of both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. Our customers include pharmaceutical companies, biotechnology companies and research institutes, such as Merck, Genentech, Chiron, Astrozenic, Wyeth, NIH and Cancer Centers.

TECHNICAL SERVICES

Complementing the production and marketing of tissue chips, we have launched an in-house technical services platform to perform customized research according to customer specifications. By outsourcing experimentation to us, international research labs, (particularly those in high labor and material cost markets) can incur substantial cost savings. Frequently requested services include the standard immunohisto chemistry (IHC) and in-situ-hybridization (ISH) services needed to locate proteins or genes of interest using customer-supplied probes. These probes are applied to select normal, diseased and marginal tissue from our tissue array bank. The results are presented as publishable, detailed pathology reports including high resolution digital photographs. Through virtual cybernetic bio-services (vCBS), these results can be sent via the Internet to the customer the day after the probe is received by our labs. Our technical services currently serves our Chinese customers.


MARKET OPPORTUNITIES AND COMPETITION

CHINA BIOTECH TRENDS

Biotechnology research has been supported by the Chinese government; becoming a designated key industry in China's scientific development plan in 1986. However, most biotech investment has been made in the areas of basic research in government funded laboratories or government linked companies focused on major scientific discoveries in gene function . Cybrdi has not received any funding from the Chinese government.

MARKETING STRATEGIES

China Market: By leveraging existing hospital relationships and Shaanxi Chaoying's, marketing channels, we have been successful in marketing TMA products, medical care products and other services within the China market. We have two primary regional focuses in China, the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province , and the eastern provinces which include the cities of Shanghai, Zhejiang Province and Shangdong Province. We market and intend to market our product and services through our own direct sales efforts and by utilizing independent distributors.

International Marking Strategy: By leveraging our know-how and infrastructure of China operations, we are actively expanding international distribution channels through out the North American, European and other Asian research markets to meet untapped demand for TMA products and services. We currently have distributors in the US, Canada, Germany, Italy, Belgium, Japan and Taiwan.

COMPETITION

We believe that our TMA products have pricing advantages over our competitors. Because of the high costs and strict patient information protocol associated with tissue collection in most developed economies, competing products of similar quality have a higher price than our products. Furthermore, established genomics firms such as Ambion and Clinomics outsource most TMA production yet are unable to offer the wide product series variety demanded by the global research community. This presents growth opportunities for us under either in-house and/or through OEM programs.

At the other end of the price spectrum, low-priced tissue chips have had either insufficient quality or inadequate density. The production of qualified TMAs requires expertise in several scientific areas including pathology, immunology, molecular and biology. Producers of TMA must also meet in hygienic standards, quality controls, and special materials processing and shipping procedures not only in the country of manufacture but for usage in the country of ultimate destination. Because of the high cost of reliable commercial TMAs, and, conversely, the low quality of low cost TMAs, many research institutions had previously established their own production teams for in-house research needs prior to the introduction of our TMAs.


INTELLECTUAL PROPERTY

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. Currently we own four invention patents:

----------------------------------------------- --------------------------- ------------------------------
                Name of Patent                        Number of Patent              Awarded Time
----------------------------------------------- --------------------------- ------------------------------
Tissue Microarrays (TMAs)                              ZL01128783.7                 June 1st 2005
----------------------------------------------- --------------------------- ------------------------------
A way to test content of special antibody in           ZL01131756.6              December 15th 2004
body fluid in a certain part
----------------------------------------------- --------------------------- ------------------------------
Diabetes autoimmune antibody test kit                  ZL02145561.9              November 17th 2004
multiplex Chip, equipment and method
----------------------------------------------- --------------------------- ------------------------------
Diabetes immunization antibody testing
protein chips and its own preparation,                 ZL02145535.X               October 27th 2004
detection methods
----------------------------------------------- --------------------------- ------------------------------

RESEARCH AND DEVELOPMENT


Our strategy is to incrementally advance from our current technological base into complementary, rapidly commercialized products and services. New product development can represent an expansion of existing TMA technical knowledge or a new commercial application of current knowledge.

We currently perform all of our own research and development activities. We have our own research; development and laboratory facilities located at our Shanxi facility and retain our own professional research and development team. We may enter into agreements for research and development activities with third parties in the future.

We will continue enhancing R&D in TMAs and technical service by expanding our virtual tissue array data bank (vTMAB) to meet expected growing demand from various research institutions and medical universities and colleges. Our strategic focuses in the near future also include the biotechnology cosmetics and healthcare products, and health diagnosis for obesity and skin disease.


AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at (301)644-3901 if they desire copies of any of our filings with the Securities and Exchange Commission.

RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-K and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The Company has a limited history with respect to the manufacture, sale and distribution of TMAs. Medical technology is constantly evolving and there can be no assurance that our TMAa will keep pace with medical breakthroughs. . The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) continue to develop new TMA products and market these products both in China and other developing companies and (ii) its ability to evaluate the merits of pursuing the beauty supply business and its success in developing franchise opportunities despite no prior experience.

OUR BUSINESS IS HEAVILY DEPENDENT ON THE ECONOMIC GROWTH OF CHINA

At the current time, our business is heavily dependent on the economy and developing middle and upper class in China. Should the country suffer an economic downturn or should the government impose restrictions on the growth of private companies and the ability of a large consumer class to earn money in the private sector our business will suffer. To the extent that any of the foregoing should occur, our revenues will decline significantly.

WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS THROUGH INTERNAL GROWTH

In order to fully implement our business plan, we may require additional financing. Financing may be in the form of traditional bank financing or through the sale of our common stock. There can be no assurance that we will be able to secure adequate bank financing or if available, will be on terms acceptable to the Company. If we attempt to sell shares of our common stock, existing shareholders will face dilution and likely a reduction in the price of our common stock. There are currently no financing arrangements in place.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

Development and distribution of our TMA's is subject to regulation both where we manufacture and where we sell the products. We believe that we are currently in compliance with applicable governmental rules and procedures. However, there can be no assurance that changes in the regulatory environment will not make it difficult for us to comply or result in a substantial increase in our operating costs and a resulting decline in our margins.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTROL COSTS AND EXPENSES.

If our business grows, costs will increase. Management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if the Company is successful in expanding its operations (of which there can be no assurance), our management still may not be able to control costs and expenses adequately, and therefore such expansion may result in operating losses.


COMPETITION

Our market is highly competitive and some of our competitors may have greater resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their services. If this should occur, revenues may decline and we will likely lose market share. IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY.
We expect significant expansion will be required to address potential growth in our customer base, the breadth of our service offerings, and other opportunities. This expansion could strain our management, operations, systems and financial resources. To manage any future growth of our operations and personnel, we must improve and effectively utilize operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and recruitment staffs. We also will need to manage an increasing number of complex relationships with customers, strategic partners, advertisers and other third parties. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

UNANTICPATED OBSTACLES TO EXECUTION OF OUR BUSINESS PLAN.

The Company's business plans may change significantly. Many of the Company's potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company's chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company's principals and advisors. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The government of the People's Republic of China has welcomed foreign investment and the expansion of business opportunities in the private sector. There can be no assurance that this policy will continue or alternatively, that this policy will not be modified to make it more restrictive to transfer funds from China to the United States or any other country. Moreover, political instability could adversely impact our ability to fully implement our business plan as political instability would likely lead to a downturn in the Chinese economy.

CURRENCY EXCHANGE

Changes in the exchange rate of the Chinese yuan renminbi (CYN) may adversely impact our profitability. If the CYN declines with respect to the U. S. dollar, our profitability will be adversely affected.


RESEARCAH AND DEVELOPMENT CAN BE COSTLY

Medical advances are taking place at a rapid pace. In order to stay competitive, and bring state of the art TMAs to the market at competitive prices will require us to continue to devote significant resources to research and development. There can be no assurance that we will have sufficient cash flow to make this commitment on a going forward basis.

RELIANCE ON CURRENT MANAGEMENT

We are reliant on our current management team to help us fully implement our business plan. The loss of any of their services could have a material adverse impact on the implementation of our business plan and our future growth. We do not carry any type of key man insurance. During this past year, several of our directors resigned for personal reasons. These directors were not directly involved with our operations and their loss has not adversely impacted our operations. We have not yet filled these vacancies on our Board of Directors.

The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands.

CONTROL BY PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS.

Our management, either directly or indirectly own a majority of our issued and outstanding common stock. As a result, they will be able to elect members to our Board of Directors . This will enable current management to retain control regardless of their performance. In addition, minority shareholders will have little input into the direction of the Company.


WE MAY HAVE DIFFICULTY ATTRACTING TALENT IN FOREIGN COUNTRIES.

Our research and development program requires us to recruit highly skilled personnel. There can be no assurance that we will be able to attract these personnel for work either in the United States or China. If we cannot attract skilled personnel, our operations will likely suffer and any competitive edge that we have in the marketplace will quickly erode.

CORPORATE GOVERNANCE MATTERS

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Our Common Stock is currently quoted on the Pink Sheets. Our Common Stock was previously listed for trading on the Over-the-Counter Electronic Bulletin Board. The trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

ITEM 2.  DESCRIPTION OF PROPERTY


Our operations in the United States are located at 401 Rosemont Avenue FITCI Frederick, MD 21701 where we lease approximately 2,000 square feet of space from FITC a non-affiliated party. Our annual rental payment is $26,160 payable in monthly increments of $2,180. The lease is on a month-by-month basis. If we are unable to extend this lease, we do not anticipate any difficulties in locating office space to meet our operational needs.

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone where we use approximately 18,000 square feet (2,000 square meters) of space. From inception through December 31, 2005, a related party, Shaanxi Chaoying Beauty & Cosmetics Group Co, Inc., provided free office space and utilities to the Company's subsidiary in PRC. During the years ended December 31, 2005, 2004, and 2003, the Company recognized $8,700 each year as expenses for these contribution items with an offsetting increase in additional paid-in capital. This arrangement terminated on December 31, 2005. We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we need to locate additional rental properties, we do not anticipate any problems in securing additional leased space.



ITEM 3.  LEGAL PROCEEDINGS


There are no material pending legal proceedings to which we are a party. We were notified by a letter dated June 2, 2000 received June 6, 2000 that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2005, we have accrued a sufficient amount to cover any potential liabilities from this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Our current stock symbol is "CYDI.PK". Our common stock was previously quoted on the Over-the-Counter-Bulletin Board. ("OTCBB"). Prior to our merger with Cybrdi we traded on the OTCBB under the symbol "CRTN". Following our acquisition of Cybrdi, Inc., we requested a symbol change and were assigned CYDI.

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCBB and the Pink Sheets. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


           YEAR              PERIOD                 HIGH              LOW
           ----              ------                 ----              ---
           2004          First Quarter              0.450            0.115
                         Second Quarter             0.145            0.115
                         Third Quarter              0.300            0.110
                         Fourth Quarter             0.350            0.170

           2005          First Quarter              0.900            0.200
                         Second Quarter             0.750            0.280
                         Third Quarter              0.440            0.200
                         Fourth Quarter             0.285            0.160

           2006          First Quarter              0.200            0.120
                         Second Quarter             0.120            0.070


(a)  Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company Inc., whose address is 6201 15th Ave. Brooklyn, NY 11219 Their telephone number is
(212)936-5100.

(b)  Stockholders

As of May 31, 2006, there were approximately 1,333 record holders of our common stock. As of May 31, 2006, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c)  Dividend Policy.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Securities authorized for issuance under equity compensation plans

None

ISSUANCE OF UNREGISTERED SHARES

As a result of the reverse merger (see below), the common stock of Cybrdi , Inc. (a privately held Maryland corporation) has been cancelled and the shareholders of Cybrdi, Inc. received a total of 47,328,263 shares of Cybrdi, Inc., a California entity, at an exchange ration of 1.566641609. This resulted in the issuance of 47,328,263 shares (the "Exchange Shares") of the Company's common stock. As a result of the issuance of the Exchange Shares, as of December 31, 2005, we had 50,456,569 shares of common stock issued and outstanding. The issuance of the Exchange Shares were exempt from registration under Section 4(2) of the Act and/or Regulation D.

Reverse merger:

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi Maryland, with Cybrdi Maryland being the surviving corporation, (b) the common stock of Cybrdi Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of the Certron's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Agreement, on February 10, 2005, the Company amended its articles of incorporation to authorize the issuance of 150 million shares of common stock no par value and 500,000 shares of preferred stock, $1.00 par value per share, none of which are issued or outstanding.

On March 31, 2005 the Company's Board of Directors changed its fiscal year end from October 31 to December 31. Certron's fiscal year end was changed to correspond with the fiscal year end of Cybrdi Maryland.


ITEM 6. SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2001 through 2005. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.


                                2005          2004          2003         2002*           2001*
                            -----------   -----------   -----------   -----------    -----------
Net sales                   $ 1,427,799   $ 1,533,043   $ 1,227,394   $   750,000    $ 1,475,000
Net income (loss) from
continuing operations       $     5,128   $   488,833   $   260,350   ($  945,000)   ($  451,000)
Net income (loss) from
discontinued operations              --            --            --            --    ($   30,000)
Net income (loss)           $     5,128   $   488,833   $   260,350   ($  945,000)   ($  481,000)
Net income (loss) per
common share                $      0.00   $      0.02   $      0.01   ($     0.30)   ($     0.15)
Total assets                $ 6,103,632   $ 5,737,261   $ 4,745,236   $ 1,203,000    $ 2,220,000
Long-term debt                       --            --            --            --             --
Working capital             $ 4,796,714   $ 4,416,664   $ 2,628,334   $   911,000    $ 1,831,000
Stockholders' equity        $ 4,224,142   $ 4,099,661   $ 3,087,340   $ 1,065,000    $ 2,014,000

------------
* As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland. Financial information for the fiscal year ended 2001 and 2002 is that of Certron Corporation for information purposes.

No cash dividends have been paid during the five-year period ended December 31, 2005.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Cybrdi believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Cybrdi and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis," including the discussion under "Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

We focus on biogenetics commercialization and healthcare product applications. Our primary business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

Our business strategy and focus in the near future include

     o    Enhancing R&D in TMAs and technical service
     o    Expanding our product portfolio and virtual tissue array data bank
          (vTMAB)
     o    Launch the health diagnosis kit for obesity and skin disease

With our sophisticated research in genes, we can provide the professional health diagnostic service for customer. We can check the reasons of obesity and other skin disease like freckle by our genetic analysis, which offer more accurate and specialized diagnosis. It can guide customer to set up right health or fitness program. At present, it is the first and only company can provide genetic test for the mechanism of obesity or skin disease. It has large market potential.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Principles of consolidation: The consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures.

RESULTS OF OPERATIONS


The following table sets forth selected statement of income data as a percentage of revenues for the years indicated.

                                             December 31,            December 31,               December 31,
                                                 2005                    2004                       2003
                                             ------------            ------------               ------------
Revenue
   Products                                  $  1,173,171     82%    $  1,175,235       77%     $    812,954      66%
   Service rendered                               254,628     18%         357,808       23%          414,440      34%
                                             ------------            ------------               ------------
      Total revenue                             1,427,799    100%       1,533,043      100%        1,227,394     100%
                                             ------------            ------------               ------------
Cost of sales
   Products                                       244,331                 294,373                    256,354
   Service rendered                                35,507                  38,527                     40,522
                                             ------------            ------------               ------------
      Total cost of sales                         279,838     20%         332,900       22%          296,876      24%
                                             ------------            ------------               ------------
Gross profit                                    1,147,961     80%       1,200,143       78%          930,518      76%
                                             ------------            ------------               ------------

Operating expenses:
   Selling and distribution expenses              100,173                  79,887                     66,398
   General and administrative expenses            581,835                 581,596                    548,896
                                             ------------            ------------               ------------
Total operating expenses                          682,008     48%         661,483       43%          615,294      50%
                                             ------------            ------------               ------------

Income from operations                            465,953     33%         538,660       35%          315,224      26%
                                             ------------            ------------               ------------
Other income/(expense)
   Interest income                                 30,408                   8,140                      7,150
   Other (expense)/income, net                   (317,127)                 91,249                     36,718
                                             ------------            ------------               ------------
Total other (expense)/ income                    (286,719)   -20%          99,389        6%           43,868       4%
                                             ------------            ------------               ------------

Income before income taxes                        179,234                 638,049                    359,092
Income taxes (expenses)/benefit                   (48,097)                     --                     40,170
                                             ------------            ------------               ------------

Income before minority interest                   131,137      9%         638,049       42%          399,262      33%
Minority Interest                                 126,009      9%         149,216       10%          138,912      11%
                                             ------------            ------------               ------------
Net income                                   $      5,128      0%    $    488,833       32%     $    260,350      21%
                                             ============            ============               ============

The following table sets forth the changes of selected statement of income data for the years indicated.

                                              2005 Vs 2004                     2004 Vs 2003
                                              ------------                     ------------
                                      Increase/ (decrease)             Increase/ (decrease)
Revenue
   Products                                        (2,064)    -0.2%                362,281     44.6%
   Service rendered                              (103,180)   -28.8%                (56,632)   -13.7%
                                             ------------                     ------------
      Total revenue                              (105,244)    -6.9%                305,649     24.9%
Cost of sales
   Products                                       (50,042)   -17.0%                 38,019     14.8%
   Service rendered                                (3,020)    -7.8%                 (1,995)    -4.9%
                                             ------------                     ------------
      Total cost of sales                         (53,062)   -15.9%                 36,024     12.1%
                                             ------------                     ------------
Gross profit                                      (52,182)    -4.3%                269,625     29.0%

Operating expenses:
   Selling and distribution expenses               20,286     25.4%                 13,489     20.3%
   General and administrative expenses                239      0.0%                 32,700      6.0%
                                             ------------                     ------------
Total operating expenses                           20,525      3.1%                 46,189      7.5%
                                             ------------                     ------------

Income from operations                            (72,707)   -13.5%                223,436     70.9%
Other income/(expense)
   Interest income                                 22,268    273.6%                    990     13.8%
   Other (expense)/income, net                   (408,376)  -447.5%                 54,531    148.5%
                                             ------------                     ------------
Total other (expense)/ income                    (386,108)  -388.5%                 55,521    126.6%

Income before income taxes                       (458,815)   -71.9%                278,957     77.7%
                                             ------------                     ------------
Income taxes (expenses)/benefit                   (48,097)                         (40,170)
                                             ------------                     ------------
Income before minority interest                  (506,912)   -79.4%                238,787     59.8%
Minority Interest                                 (23,207)   -15.6%                 10,304      7.4%
                                             ------------                     ------------

Net income                                       (483,705)   -99.0%                228,483     87.8%
                                             ============                     ============



YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenue

Cybrdi generates two categories of revenues: revenues from the sale of our tissue chip products and from services. The net sales decreased to $1,427,799 for the year ended December 31, 2005 from $1,533,043 for the year ended December 31, 2004.

Tissue Chip Product: sales remains stable in the tissue chip business. The net sales decreased approximately $2,000, or 0.2%, to $1,173,171 for the year ended December 31, 2005 as compared to $1,175,235 for the year ended December 31, 2004. The decrease in net sales of our Tissue Chip business is primarily attributable to the discontinuance in sales of some array slides.

Services: Fewer technical service orders were received during the year of 2005 as compared to 2004 resulting in a decrease in sales of $103,180, or 28.8%; declining to $254,628 from $357,808 for the year ended December 31, 2005 as compared to December 31, 2004.

Gross Margin

Gross margin as a percent of sales was 80% and 78% for the year ended December 31, 2005 and 2004, respectively. Our gross margin increased as a result of increased operating efficiencies and an increase in sales volume of higher gross margin biological chips products.

Operating Expenses

Our operating expenses increased $20,525 to $682,008 for the year ended December 31, 2005 from $661,483 for the year ended December 31, 2004. This is primarily due an increase in salespersons also contributed to the increase in selling and distribution to $100,173 for the year ended December 31, 2005 from $79,887 for the year ended December 31, 2004. The increase in selling expenses was offset by a decrease in general and administrative expenses to $581,835 for the year ended December 31, 2005 from $581,596 for the year ended December 31, 2004.

Other Expenses/Income

Other net non operating expenses increased from $99,389 for the year ended December 31, 2004 to $286,719 for the year ended December 31, 2005, an increase of $386,108. This increase was mainly attributable to increase in professional fees and other direct cost related to the merger, and the settlement fee related to EPA charges. Included in other net income for the year ended December 31, 2004 was also a grant obtained by the Company from the government.

Income Taxes

The Company has not recorded a provision for federal income tax for year ended December 31, 2005 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenue

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales increased to $1,533,043 for the year ended December 31, 2004 from $1,227,394 for the year ended December 31, 2003.

Tissue Chip Product: Sales of tissue chip increased approximately $362,281, or 44.6%, to $1,175,235 for the year ended December 31, 2004 as compared to $812,954 for the year ended December 31, 2003. The increase in net sales of our Tissue Chip business was primarily attributable to the introduction of new array series to the market.

Services: Fewer technical service orders were received during the year of 2004 as compared to 2003 resulting in a decrease in sales of $56,632, or 13.7%; declining to $357,808 from $414,440 for the year ended December 31, 2004 as compared to December 31, 2003.

Gross Margin

Gross margin as a percent of sales was 78% and 76% for the year ended December 31, 2004 and 2003, respectively. Our gross margin increased as a result of increased operating efficiencies and through economy of scales.

Operating Expenses

Our operating expenses increased $46,189 to $661,483 for the year ended December 31, 2004 from $615,294 for the year ended December 31, 2003. This is primarily due to an increase in salespersons and shipping cost associated with the increase in sales. These contributed to the increase in selling and distribution to $79,887 for the year ended December 31, 2004 from $66,398 for the year ended December 31, 2003. General and administrative expenses also increased $32,700 to $581,596 for the year ended December 31, 2004 from $548,896 for the year ended December 31, 2003.

Other Expenses/Income

Other income increased $55,521 to $99,389 for the year ended December 31, 2004 from $43,868 for the year ended December 31, 2003. This increase was mainly attributable to a grant obtained by the Company from the government during fiscal year 2004.

Income Taxes

The Company has not recorded a provision for federal income tax for the year ended December 31, 2005 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years.


LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $380,050 from $4,416,664 as of December 31, 2004 to $4,796,714 as of December 31, 2005. The increase was primarily due to an increase in cash of approximately $300,000 and in accounts receivable of approximately $109,000 from $252,179 at December 31, 2004 to $360,503 at December 31, 2005. This was partially offset by an increase in accounts payable of $34,071 from $47 at December 31, 2004 to $34,118 at December 31, 2005. Inventory remains stable with a slight decrease of approximately $2,000 from $264,827 at December 31, 2004 to $263,634 at December 31, 2005.
Increase in net sales on some Tissue Chip Product line is attributable to the increase in account receivable.

Cash provided by operating activities was $181,915 for the year ended December 31, 2005 as compared to $1,122,700 provided for the year ended December 31, 2004. The decrease in cash provided by operating activities for the year ended December 31, 2005 reflected reduction of net income, increased in accounts receivable and the increase of prepayment for participating in a healthcare franchise.

The Company has $30,173 capital expenditure for the year ended December 31, 2005 as compared to a capital spending of $20,916 for the year ended December 31, 2004. Financing activities for the year ended December 31, 2005 provided reflecting a $77,953 advance from shareholders.

With approximately $4,796,714 of net working capital as of December 31, 2005, the Company believes it will have sufficient resources to finance its operations for the coming year.


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

         Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the periods ended December 31, 2004 and 2003.

Critical Accounting Policies

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


RECENT ACCOUNTING PRONOUNCEMENTS

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

ISSUANCE OF COMMON STOCK

See PART II Item 5 for issuance of common stock for the year ended 2005.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

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

ITEM 8.  FINANCIAL STATEMENTS.

The information required by Item 7 appears after the signature page to this report.

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our prior auditors were Bagell, Josephs, Levine & Company.("BJL") By letter dated February 22, 2006, BJL tendered their resignation as our independent accounting firm. We reported this event on Form 8-k which was filed with the Securities and Exchange Commission on March 6, 2006. Concurrently therewith, we announced the engagement of our current independent certifying accounting firm, MS Group CPA., LLC.

We did not have any disagreements with BJL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BJL's satisfaction, would have caused BJL to make reference to the subject matter of the disagreement in connection with its report.

BJL did not advise the Company that (1) the internal controls necessary to develop reliable financial statements did not exist, (2) information had come to Thomas' attention which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management, and (3) the scope of the audit needed to be expanded significantly, and information had come to Thomas' attention that it had concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to Thomas' satisfaction prior to its resignation or dismissal.


On April 29, 2005 we reported on Form 8-k as filed with the Securities and Exchange Commission that Hurley and Associates ("Hurley") has been discharged as our independent accounting firm. Hurley was the independent auditor for the Company prior to its acquisition by Cybrdi.

We did not have any disagreements with Hurley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hurley's satisfaction, would have caused Hurley to make reference to the subject matter of the disagreement in connection with its report.

Weinberg & Company, P.A. ("Weinberg") was the independent certifying accounting firm for Cybrdi, Maryland and audited Cybrdi Maryland for the year ended December 31, 2003. We did not have any disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report.

ITEM 9B. CONTROLS AND PROCEDURES

We have no formal audit committee. However, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. ..This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of our Annual Report on Form 10-K before it was filed with the Securities and Exchange Commission. The audit group made their evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15.

However, given the fact that our major operations are located China, the Company and the audit group consistently make efforts to coordinate the evolving control and disclosure environment in China with the regulatory environment in the United States. The Company has identified this aspect as an area for improvement and is taking measures to train its staff for better performance.

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with
Section 404 of the Sarbanes-Oxley Act.

ITEM 9C. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

                                                           Date of
Name and Principal Position                     Age      Appointment
-------------------------------------------------------------------
YanBiao Bai, Chairman, CEO and President        45           2003
Dr. Lei (Larry) Liu,                            50           2001
Director and Former CEO
Xue Bu, Director, Treasurer & Chief             42           2005
Operating Officer
Dr. Minmin Qin, Director                        48           2005

Below are brief descriptions of the backgrounds and experiences of our current officers and directors:

Mr. YanBiao Bai, Chairman, CEO and President

YanBiao Bai, graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate, is an experienced entrepreneur and corporate executive. Since 1999 he has served as Chairman of Shaanxi Chaoying Group, a chain of cosmetic and personal care training schools and franchises located in China. Since 2003, he has served as Chairman of the Board of Directors of Cybrdi, Inc. In 2006 he assumed the role as CEO . Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. Mr. Bai has been awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors.


Dr. Lei Liu, Director

Since 2000, Dr. Lei Liu has served as the president and chief executive officer of Cybrdi, Maryland. He currently serves as a director of Cybrdi, Inc. and during 2005 served as Cybrdi's chief executive officer until his resignation at the end of 2005. Dr. Lei Liu enjoys his more than 25 year experiences on medical research and clinical treatment. He has since 1999 served as president of IOI USA. He was the visiting Professor of the Lombardi Cancer Center, Georgetown University, Dr. Liu has held previous research positions at the University of Virginia School of Medicine (Hematology Division), the National Cancer Institute (Clinical Pharmacology Department), and the Armed Services University of Health Sciences (Department of Biometrics). He has published numerous scientific papers, including articles in Cancer Prevention and Treatment, the Journal of Oncology, the Practical Journal of Cancer, the International Journal of Cancer, the Journal of Neurochemistry, Clinical Cancer Research, and Biochemical Pharmacology. His laboratory and clinical work has spanned the fields of oncology, immunology, protein biochemistry, cell biology, molecular biology and experimental therapeutics. Dr. Liu received his medical training and degree at the Second Military Medical University, Shanghai, China. He also received a Master's degree in Public Health from the Armed Services University, Bethesda, MD, USA.

Xue Bu, Director, Treasurer & Chief Operating Officer

Ms. Xue Bu has served as an officer and director of Cybrdi, Inc. since February 2005. She obtained her B.S. in1986 from The Fourth Military Medical University and an MBA degree from Xi'an Jiaotong University. Ms. Bu was the Vice President of Beijing Chaoying Real Estate Company from 1999 to 2001. Since 2001, she has served as the Deputy General Manager of Chaoying. Ms. Bu is the wife of YanBiao Bai.

Dr. Minmin Qin PH.D, Director

Dr. Qin has more than 20 years research and development experience, including eight years of biopharmaceutical development experience. Currently Dr. Qin is Senior Director of Process Development at Five Prime Therapeutics, Inc, California. Prior to Five Prime, Dr. Qin worked at BioMarin Pharmaceutical, Inc for eight years, once held various positions like Director of Molecular Biology, Director/Senior Director of Purification Development, and Senior Director of Process Sciences. Before Biomarine, Dr. Qin worked at University of California at Berkeley for six years, first as a Postdoctoral Associate and then a Research Scientist. Dr. Qin received his Ph. D in Genetics from University of Wisconsin-Madison, majoring in Molecular Biology, Dr. Qin is a PDA member, held two patents.

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs of Subparagraph (f) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.


FAMILY RELATIONSHIPS

Ms. Xue Bu, the Treasurer and Chief Operating Officer, is the wife of Yanbiao Bai the Chairman, CEO and President.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

None of the Company's officers or directors timely complied with the e Commission's requirements to file required reports reflecting beneficial ownership. Each officer and director's beneficial ownership was however identified in the Information Statement filed with the Commission on January 14, 2005. There has been no change of ownership since that date.

All officers and directors owning shares of common stock have however recently filed the required reports under Section 16(A) of the Act.

CODE  OF ETHICS

The Company has a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


The following table sets forth all cash compensation paid or to be paid by Cybrdi, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.


                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                   Annual Compensation             Compensation Awards
                                                --------------------------     ---------------------------
                                                                               Restricted      Securities
                                                                                 Stock         Underlying       All Other
Name and Principal Position         Year          Salary          Bonus          Award          Options        Compensation
-----------------------------------------------------------------------------------------------------------------------------
YanBiao Bai, Chairman, CEO and      2005        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
President                           2004        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

Dr. Lei Liu,                        2005        $    60,000     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
Director and Former CEO             2004        $    60,000     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $    60,000     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

Xue Bu, Director, Treasurer &       2005        $     4,500     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
Chief Operating Officer             2004        $     4,500     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $     4,500     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

Dr. Minmin Qin, PH.D. Director      2005        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2004        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

Lieping Chen, Former Director       2005        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2004        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

James Pan, Former Director          2005        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2004        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -

Marshall Kass, Former Chairman      2005        $     - 0 -     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
and Former CEO and Director         2004        $    98,000     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
                                    2003        $   104,000     $    - 0 -     $    - 0 -     $      - 0 -     $      - 0 -
-----------------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

Mr. Bai has agreed to serve as the Company's president and chief executive officer without compensation . There can be no assurance that he will continue to serve as our president and chief executive officer without receiving any type of compensation. Any compensation to be paid to Mr. Bai in the future will first be set by our Board of Directors. Notwithstanding the foregoing, Mr. Bai has agreed that any request for compensation on a going forward basis will not exceed $100,000 without the consent of the Company's Board of Directors and the shareholders.

Lei Liu has received an annual compensation of $ 60,000 for 2004 and 2005. The Company's Board of Directors has not yet established his compensation for 2006.

Xue Bu receives an annual compensation of $4,500. She will continue to receive this salary in 2006. However, the Board of Directors reserves the right to increase this compensation level in their sole and absolute discretion.

No compensation has been paid to any director solely in connection with their role as a director.



BENEFITICAL OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of April 1, 2006 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of April 1, 2006, there were issued and outstanding 50,456,567 shares of Common Stock. There are no outstanding options or warrants.

                                                                                                     Percentage of
Name of Officer or Director     Title                 Title of Class        No. of Shares            ownership
---------------------------     -----                 --------------        -------------            --------------

YanBiao Bai                     Chairman/CEO/Pres     Common                9,156,397 (1)            18.15%

Lei Liu                         Director              Common                6,234,766 (2)            12.36%

Xue Bu                          COO/Treasurer/Dir     Common                0
----------------------------------------------------------------------------------------------------------------------
Minmin Qin                      Director              Common                0(4)
----------------------------------------------------------------------------------------------------------------------
All officers and directors as                         Common                15,391,163               30.50%
a group


------------
(1) Represents shares held by Shanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai is the president.

(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares which will be owned individually by Lei Liu.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Not applicable.

ITEM 13. EXHIBITS

         (a) Exhibits

Exhibit No.    Description
-----------    -----------------------------------------------------------------
  *3.1         Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report of from 10-K for the year ended October 31, 1981 and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17,
               1988).

  *3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

  *3.3 Amended Articles of Incorporation as amended increasing the number of authorized shares filed as an exhibit to Form 8-k filed February 15, 2005.

  *3.4 Articles of Merger filed with the Maryland Secretary of State filed as an exhibit to Form 8-k filed February 15, 2005.

  *3.5 Amendment to Articles of Incorporation changing name to Cybrdi, Inc. filed as an exhibit to Form 8-k filed April 6, 3005.

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

 *10.7 Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to the Company's Form 8-k filed February 15, 2005.

  31.1         Rule 13(a)-14(a)/15(d)-14(a) Certification

  31.2         Rule 13(a)-14(a)/15(d)-14(a) Certification

  32.1         Certification Under Section 906 of the Sarbanes-Oxley Act fof
               2002

  32.2         Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

------------
*    Previously filed

         (b) There were no reports filed on Form 8-k during the fourth quarter of the Company's fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:


                  2005:          $61,500 Bagell, Josephs LLC


                  2004:          $70,000 Weinberg & Company, P.A.


Audit Related Fees

The aggregate fees billed in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

                  2005:          $0


                  2004:          $15,000  Weinberg & Company, P.A.


We incurred these fees in connection with registration statements and financing transactions.


Tax Fees

The aggregate fees billed in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:


                  2005:          $3,500

                  2004:          $5,000 Weinberg & Company, P.A.


We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees billed in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

                  2005:          $0


                  2004:          $0 Weinberg & Company, P.A.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 7, 2006

                                  By: /s/ YanBiao Bai
                                      ------------------------------------------
                                   Name:  YanBiao Bai
                                   Title: Chief Executive Officer and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Name and Principal Position                   Signature                   Date
--------------------------------------------------------------------------------
YanBiao Bai, Chairman, CEO and President        /s/YanBaio Bai      July 7, 2006

Lei Liu , Director                              /s/Lei Liu          July 7, 2006

Xue Bu, Director, Treasurer & COO               /s/Xue Bu           July 7, 2006

Minmin Qin, Director                            /s/Minmin Qin       July 7, 2006
--------------------------------------------------------------------------------

                           CYBRDI INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                           CYBRDI INC. AND SUBSIDIARY

                                    CONTENTS



PAGE    1       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE    2       CONSOLIDATED BALANCE SHEETAS OF DECEMBER 31, 2005 AND 2004

PAGE    3       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

PAGE    4       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

PAGE    5       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                   DECEMBER 31, 2005, 2004 AND 2003

PAGE    6 - 16  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORET OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Cybrdi, Inc. (f/k/a Certron Corporation)

We have audited the accompanying consolidated balance sheets of Cybrdi, Inc. (f/k/a Certron Corporation.) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. (f/k/a Certron Corporation.) as of December 31, 2005 and 2004 and the results of its consolidated operations, changes in stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

MS Group CPA LLC
New York, NY
March 9, 2006

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004
================================================================================

                                                                                 Dec 31, 2005    Dec 31, 2004
                                                                                 -----------     -----------
                                               ASSETS
                                               -------
CURRENT ASSETS
Cash and cash equivalents                                                        $ 4,206,695     $ 3,899,706
Accounts receivable                                                                  360,503         252,179
Inventories                                                                          263,634         264,827
Other receivables and prepaid expenses                                                96,626           7,058
                                                                                  ----------     -----------
TOTAL CURRENT ASSETS                                                               4,927,458       4,423,770
PROPERTY, PLANT AND EQUIPMENT, NET                                                   553,382         628,897
INTANGIBLE ASSETS (NET)                                                              581,593         644,423
DEFERRED TAX ASSETS                                                                   41,199          40,171
                                                                                  ----------     -----------
TOTAL ASSETS                                                                     $ 6,103,632     $ 5,737,261
                                                                                 ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                            $    34,118     $        47
Other payables                                                                        51,193          59,133
Amount due to stockholders                                                           645,021         555,222
                                                                                  ----------     -----------
TOTAL CURRENT LIABILITITES                                                           730,332         614,402
MINORITY INTERESTS                                                                 1,149,158       1,023,198
TOTAL LIABILITIES                                                                  1,879,490       1,637,600
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                                        --              --
Common Stock, no par value in 2005 and $0.10 par value in 2004, 150,000,000 shares in 2005 and 35,000,000 shares in 2004 authorized,
50,456,569 shares in 2005 and 30,210,000 shares in 2004 issued and outstanding            --       3,021,000
Additional paid-in capital                                                         3,601,932         572,232
Reserve funds                                                                        336,885         240,416
Retained earnings                                                                    174,416         265,757
Accumulated other comprehensive income                                               110,909             256
                                                                                  ----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                         4,224,142       4,099,661
                                                                                  ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 6,103,632     $ 5,737,261
                                                                                 ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
================================================================================

                                                                    Year ended
                                                   -----------------------------------------------

                                                    December 31,     December 31,     December 31,
                                                        2005            2004             2003
                                                   -------------    -------------    -------------
Revenue
   Products                                        $   1,173,171    $   1,175,235    $     812,954
   Service rendered                                      254,628          357,808          414,440
                                                   -------------    -------------    -------------
      Total revenue                                    1,427,799        1,533,043        1,227,394
                                                   -------------    -------------    -------------
Cost of sales
   Products                                              244,331          294,373          256,354
   Service rendered                                       35,507           38,527           40,522
                                                   -------------    -------------    -------------
      Total cost of sales                                279,838          332,900          296,876
                                                   -------------    -------------    -------------
Gross profit                                           1,147,961        1,200,143          930,518
                                                   -------------    -------------    -------------
Operating expenses:
   Selling and distribution expenses                     100,173           79,887           66,398
   General and administrative expenses                   581,835          581,596          548,896
                                                   -------------    -------------    -------------
Total operating expenses                                 682,008          661,483          615,294
                                                   -------------    -------------    -------------
Income from operations                                   465,953          538,660          315,224
                                                   -------------    -------------    -------------
Other income/(expense)
   Interest income                                        30,408            8,140            7,150
   Other (expense)/income, net                          (317,127)          91,249           36,718
                                                   -------------    -------------    -------------
Total other (expense)/ income                           (286,719)          99,389           43,868
                                                   -------------    -------------    -------------
Income before income taxes                               179,234          638,049          359,092
Income taxes (expenses)/benefit                          (48,097)              --           40,170
                                                   -------------    -------------    -------------
Income before minority interest                          131,137          638,049          399,262
Minority Interest                                        126,009          149,216          138,912
                                                   -------------    -------------    -------------
Net income                                         $       5,128    $     488,833    $     260,350
                                                   -------------    -------------    -------------

Other comprehensive loss:
Foreign currency translation gain                        110,653               68              188
                                                   -------------    -------------    -------------

Comprehensive income                               $     115,781    $     488,901    $     260,538
                                                   =============    =============    =============

Weighted average number of shares outstanding *       50,456,569       25,954,898       20,247,729
                                                   =============    =============    =============

Earnings per share, basic and diluted              $        0.00    $        0.02    $        0.01
                                                   =============    =============    =============


------------
*    As restated to show recapitalization.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
================================================================================

                                                                                            Retained     Accumulated
                                                              Additional                    earnings /      other
                                        Common Stock           paid-in        Reserve      accumulated   comprehensive
                                   Shares         Amount       capital         fund          deficit        income         Total
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------
Balance as of
  December 31, 2002                   28,959   $     2,896   $      (896)   $        --    $  (115,114)   $       --    $  (113,114)

Capital contribution              24,590,396     2,459,040       600,072             --             --            --      3,059,112

Imputed rent expenses                     --            --         8,700             --             --            --          8,700

Net income                                --            --            --             --        260,350            --        260,350

Appropriation of
  reserve funds                           --            --            --        118,234       (118,234)           --             --

Dividends payable - subsidiary            --            --            --             --       (127,896)           --       (127,896)

Foreign currency
  translation gain                        --            --            --             --             --           188            188
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------

Balance as of
  December 31, 2003               24,619,355     2,461,936       607,876        118,234       (100,894)          188      3,087,340

Capital contribution               5,590,645       559,064       447,252             --             --            --      1,006,316

Net income                                --            --            --             --        488,833            --        488,833

Imputed rent expenses                     --            --         8,700             --             --            --          8,700

Write off private placement
  cost                                    --            --      (491,596)            --             --            --       (491,596)

Appropriation of
  Reserve funds                           --            --            --        122,182       (122,182)           --             --

Foreign currency
  translation gain                        --            --            --             --             --            68             68
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------

Balance as of
  December 31, 2004               30,210,000     3,021,000       572,232        240,416        265,757           256      4,099,661

Recapitalization                 (30,210,000)   (3,021,000)    3,021,000             --             --            --             --

Merged with Cybrdi Maryland       50,456,569            --            --             --             --            --             --

Net income                                --            --            --             --          5,128            --          5,128

Imputed rent expenses                     --            --         8,700             --             --            --          8,700

Appropriation of
  Reserve funds                           --            --            --         96,469        (96,469)           --             --

Foreign currency
  translation gain                        --            --            --             --             --       110,653        110,653
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------
Balance as of
 December 31, 2005                50,456,569   $        --   $ 3,601,932    $   336,885    $   174,416    $  110,909    $ 4,224,142
                                ============  ============   ===========    ===========    ===========    ==========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,2005, 2004 AND 2003
================================================================================

                                                                                Year ended
                                                                 -----------------------------------------
                                                                 December 31,   December 31,   December 31,
                                                                     2005          2004           2003
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $     5,128    $   488,833    $   260,350
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                     196,809        191,637        191,738
   Minority interest's share of net income                           126,009        149,239        138,912
   Imputed rental income                                               8,700          8,700          8,700
Changes in operating assets and liabilities:
   Deferred tax assets                                                    (2)            --        (40,171)
   Deferred revenue                                                       --        (99,315)        99,315
   Accounts receivable, net                                          (99,338)        97,851        (88,199)
   Inventories                                                         7,764        (49,198)        12,561
   Other receivable and prepaid expenses                             (87,159)       304,055        152,518
   Accrued interest receivable                                            --          7,045             --
   Accounts payable and accrued expenses                              33,220         (2,852)      (139,666)
   Other payables and liabilities                                     (9,216)        32,902        (57,472)
   Customer Deposit                                                       --         (6,197)         1,197
                                                                 -----------    -----------    -----------
   Net cash provided by operating activities                         181,915      1,122,700        539,783
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from acquisition                                         --             --        690,816
   Purchase of property, plant and equipment                         (30,173)       (20,916)      (205,674)
                                                                 -----------    -----------    -----------
   Net cash (used in) provided by investing activities               (30,173)       (20,916)       485,142
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds advanced from shareholders                                77,953         63,538        378,284
   Payment on short-term loan                                             --             --       (181,223)
   Payment on related company loan                                        --             --        (16,673)
   Payment of dividend                                                    --       (157,651)            --
   Proceeds from private placement                                        --      1,006,316      1,000,648
   Payment for private placement costs                                    --       (179,933)      (158,347)
                                                                 -----------    -----------    -----------
   Net cash provided by financing activities                          77,953        732,270      1,022,689
                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  229,695      1,834,054      2,047,614
   Effect of exchange rate changes on cash                            77,294             66            190
   Cash and cash equivalents, at beginning of period               3,899,706      2,065,586         17,782
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $ 4,206,695    $ 3,899,706    $ 2,065,586
                                                                 ===========    ===========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid                                                 $        --    $     2,500    $     2,500
                                                                 ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Cybrdi, Inc. (f/k/a Certron Corporation) (the "Company" or "Cybrdi") was incorporated on August 1, 1966, under the laws of the State of California. Until around June 2004, the Company's business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company.

         In November 2004, the Company, through Certron Acquisition Corp., a newly formed Maryland corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all the ownership interest in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland own approximately 93.8% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Centron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

         Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired 80% interest of the Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech.

         Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner", a PRC corporation) and Immuno-OncoGenomics Inc. (the "Foreign Partner", a USA corporation). The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and is extendable upon mutual consent of both partners. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

         Most of the Company's activities are conducted through Chaoying Biotech. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue microarray products.

         On February 10, 2005, the Company completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC ("PRC GAAP"). Necessary adjustments were made to the Subsidiary's statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Principle of consolidation - The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States ("US GAAP"). The consolidated financial statements include the financial statements of Cybrdi, Inc. and its subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

         (b) Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         (c) Cash and cash equivalents- For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (d) Inventories- Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         (e) Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated on the straight-line basis to write off the cost of assets over their respective estimated useful lives. Leasehold improvements are amortized over the estimated useful life of the improvement or the lease term, whichever is shorter. Estimated useful lives of the property, plant and equipment are as follows:

                     Buildings                 20 years
                     Plant and machinery       10 years
                     Motor vehicles            10 years
                     Office equipment          5 years
                     Leasehold improvements    Lower of term of lease or 5 years
                     Software - website        3 years

                  The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

                  Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

         (f) Accounts and other receivables - Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of December 31, 2005 and 2004, the company has not recorded an allowance for uncollectible accounts.

         (g) Research and development costs - Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2005, 2004 and 2003 were $7,936, $2,067 and $0, respectively.

         (h) Advertising costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $27,082, $11,906 and $7,179 for the years ended December 31, 2005, 2004 and 2003, respectively.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         (i) In-kind contribution - From inception through December 2005, a related party provided office space and utilities to the Company's subsidiary in PRC. The Company was not required to pay for its use of the facilities. Accordingly, the Company recognized $8,700 of expenses during 2005, 2004 and 2003, for these contributed items with an offsetting increase in additional paid-in capital. Management estimated the value of the contributed items.

         (j) Fair value of financial instruments - The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable, other payables, dividends payable and amounts due to shareholders approximate fair value due to the short-term maturities of the assets and liabilities.

         (k) Revenue recognition - Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and service income is recognized when services are provided. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits.

         (l) Foreign currency translation - The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company's PRC subsidiary is Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

         (m) Income Taxes -Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

         (n) Deferred private placement costs - In connection with the private placement, the Company incurred certain costs associated with the private placement amounting to $311,663 during 2003. These costs accumulated to $491,596 in 2004 before placement and had been offset against the proceeds from the placement, which occurred in 2004.

         (o) In-kind contribution - From inception through December 2004, a related party provided office space and utilities to the Company. The Company was not required to pay for its use of the facilities. Accordingly, the Company recognized $8,700 of expenses during 2004 and 2003, for these contributed items with an offsetting increase in additional paid-in capital. Management estimated the value of the contributed items.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         (p) Comprehensive income (loss) - SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

         (q) Intangible assets - Intangible assets include a patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.


4.       TAXATION

         (a)      Corporation Income Tax

                  The operations in the United States of America have had operational losses since inception. The possible future deferred tax benefit arise from the net operating loss carry forward has been fully offset by a full valuation allowance.

         (b)      Corporation Income Tax ("CIT") of the Company's subsidiary in
                  PRC

                  In accordance with the relevant tax laws and regulations of the PRC, the Company's subsidiary is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was the Company's first profitable year, the Company was entitled to a full exemption from CIT for the year starting 2003.

                  The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the CIT rate of 33 percent and 24 percent in 2004 and 2003 to net income) as follows:

                                                          2004          2003
                                                      -----------    ----------
                  Computed "expected" expense         $   268,663    $  209,759
                  Effect of unused net operating
                    loss carried forward                       --       (40,810)
                  CIT exemption                          (268,663)     (168,949)
                                                      -----------    ----------
                  Income tax expense                  $        --    $       --
                                                      ===========    ==========

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  The Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2005.

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows at December 31:

                                                         2005         2004
                                                     ----------    ----------
                  Deferred tax assets:
                  Organization fee                   $   43,640    $   40,377
                  Provision for bad debts                     0         2,209
                  Others                                 (2,441)       (2,416)
                                                     ----------    ----------
                  Total gross deferred tax assets        41,199        40,170
                  Less: Valuation allowance                  --            --
                                                     ----------    ----------
                  Net deferred tax assets            $   41,199    $   40,170
                                                     ==========    ==========

                  There was no valuation allowance as of December 31, 2005 and 2004.


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of December 31:

                                                     2005              2004
                                                 ------------     ------------
         At cost:-
              Buildings                          $     64,758     $     63,144
              Plant and machinery                     395,741          383,424
              Motor vehicles                          254,004          234,341
              Office equipments                        94,598           77,178
              Leasehold improvement                   226,520          220,873
              Software - website                       83,963           82,160
                                                 ------------     ------------
                                                    1,119,584        1,061,120

         Less: Accumulated depreciation and
               amortization:                          566,202          432,223
                                                 ------------     ------------
         Net book value                          $    553,382     $    628,897
                                                 ============     ============


         Depreciation and amortization expenses for the years ended December 31, 2005, 2004 and 2003 were $133,979, $114,355 and $140,216, respectively.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.       INVENTORIES

         Inventories consist of the following as of December 31:

                                          2005             2004
                                      -----------      -----------
              Raw materials           $    11,723      $    17,168
              Finished goods              251,911          247,659
                                      -----------      -----------
                                      $   263,634      $   264,827
                                      ===========      ===========
7.       INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31:

                                                      2005             2004
                                                  -----------      -----------

              Patent                              $   773,227      $   773,227
              Less : Accumulated amortization         191,634          128,804
                                                  -----------      -----------

                                                  $   581,593      $   644,423
                                                  ===========      ===========

         Amortization expenses for the years ended December 31, 2005, 2004, and 2003 were $62,830, $77,282 and $51,522, respectively.

         Expected amortization expenses in the next five years are as follows:

                           2006                     $         62,830
                           2007                               62,830
                           2008                               62,830
                           2009                               62,830
                           2010                               62,830



8.       AMOUNT DUE TO STOCKHOLDERS

         During the years ended December 31, 2005 and 2004, officers of the Company made advances to the Company to assist with operations. These advances were non-interest bearing and have no set repayment terms. As of December 31, 2005 and 2004, the Company owed the officers $ 638,821 and $555,222, respectively.

9.       COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

         There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may has a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter under other payable.

         From inception through December 31, 2005, a related party provided free office space and utilities to the Company's subsidiary in PRC. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $8,700 as expenses for these contributed items with an offsetting increase in additional paid-in capital. This arrangement was expired on December 31, 2005.

         The Company leased an office space in Maryland USA under a month-to-month term operating lease. The rent payment under this operating lease was $2,180 per month.

         Total rental expense charged to operations amounted to $26,360, $45,107, and $12,524 for each of the years ended December 31, 2005, 2004, and 2003 respectively.


10.      GOVERNMENT GRANT

         In 2000, the PRC Government launched the "Western Development Project" which part of the project included the development of 15 specifically named technologies and has allocated government grants to encourage the development of these technologies. In 2005, 2004 and 2003, the Company has successfully applied and received the government grants under the Western Development Project amounting to $56,263, $138,507 and $33,324 for the years ended December 31, 2005, 2004 and 2003, respectively. The government grant has been included in Other Income, net in the accompanying statements of operations and comprehensive income/ (loss).


11.      STOCKHOLDERS' EQUITY

         On February 10, 2005, the Company completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc. The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland own approximately 93.8% of the outstanding shares of the Company's common stock. The Company has 50,456,569 shares of common stock issued and outstanding after the issuance of new shares. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a recapitalization event for Cybrdi Maryland and as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Centron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         In 2004, the Cybrdi Maryland completed a private placement arrangement and had issued 5,590,645 ordinary common shares for a net proceed of approximately $1,006,316. In connection with this private placement, the company incurred a total of $491,596 legal and professional expenses, of which $311,113 were deferred through December 31, 2003, and the full amount were written off against additional paid in capital upon consummation of the transaction.


12.      RESERVE FUNDS

         The Company's subsidiary in PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

         The appropriation to the statutory reserve and enterprise development reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company.

         The reserve funds consist of the following as of December 31:

                                                       2005          2004
                                                   -----------   -----------
         Statutory reserve                         $   224,590   $   160,277

         Enterprise development reserve                112,295        80,139
                                                   -----------   -----------
                                                   $   336,885   $   240,416
                                                   ===========   ===========

13.      CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Financial Risks:

         The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

         Major Customers:

         The following summarizes sales to major customers (each 10% or more of sale):

                            Number of                 Percentage
         Year Ended         Customers                 of Total
         ----------         ---------                 ----------
         2005                     --                           --
         2004                     --                           --
         2003                      2                          20%

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Major Suppliers:

         The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

                           Number of                 Percentage
         Year Ended        Suppliers                 of Total
         ----------        ---------                 ----------
         2005              3                         69.4%
         2004              3                         72.2%
         2003              -                         -

         At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

         Geographical Risks

         Approximately 98% of the Company's assets and approximately 90% of the Company's operations were in the PRC for the year ended December 31, 2005. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the PRC's economy. The Company's operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's biotechnology industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

14.      SEGMENT REPORTING

         The Company has operations in two geographic areas, China and the United States. The chief Operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operation, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" the Company is considered a single reportable segment. The Company is required to disclose certain information about revenue, information about geographic areas, information about major customers, and information about long-lived assets.

                                    Year Ended December 31, 2005
                        -----------------------------------------------
                        United States         China            Total
                        -------------     ------------     ------------
         Revenue        $     258,028     $  1,169,771     $  1,427,799

         Long-lived
         assets         $      10,572     $  1,165,602     $  1,176,174


                                   Year Ended December 31, 2004
                        -----------------------------------------------
                        United States         China            Total
                        -------------     ------------     ------------
         Revenue        $     505,395     $  1,027,648     $  1,533,043

         Long-lived
         assets         $      11,245     $  1,302,245     $  1,313,490

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                   Year Ended December 31, 2003
                        -----------------------------------------------
                        United States         China            Total
                        -------------     ------------     ------------
         Revenue        $     261,488     $    965,906     $1,227,394

         Long-lived
         assets         $      13,082     $  1,471,099     $1,484,181

15.      SUBSEQUENT EVENT

         In January 2006, the Company advanced approximately $2,478,253 or RMB 20,000,000 to Xian Don Yei Security Co., a unrelated PRC registered company located in Xian. Xian Don Yei Security Co. is engaged in pawnshop business and their primary business is offering alternative financing to small local companies. The advances made by the Company are short term loans and earn interest from 5% to 8% over a term of 3 months to one year. All advances are expected to be repaid by November 2006.