Form 10QSB
period 2006-03-31
Cybrdi, Inc.
filed 2006-10-19
CIK 19002

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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
                                                                --------------

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         (if changed since last report)

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

50,456,569shares of Common Stock, without par value, as of October 10, 2006

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
as at March 31, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations
(unaudited) for three months ended March 31, 2006 and March 31, 2005

Condensed Consolidated Statements of Cash Flow
(unaudited) for three months ended March 31, 2006 and March 31, 2005

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

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Exhibits and reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 1A.
                                  RISK FACTORS

         There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                MAR 31, 2006   DEC 31, 2005
                                                                ------------   ------------
                              ASSETS                             UNAUDITED       AUDITED
CURRENT ASSETS
Cash and cash equivalents                                        $  471,700     $4,206,695
Accounts receivable                                                 332,253        360,503
Inventories                                                         309,595        263,634
Loan to unaffiliated company                                      3,654,870             --
Other receivables and prepaid expenses                              162,234         96,626
                                                                 ----------     ----------
TOTAL CURRENT ASSETS                                              4,930,652      4,927,458
PROPERTY, PLANT AND EQUIPMENT, NET                                  543,798        553,382
INTANGIBLE ASSETS (NET)                                             565,515        581,593
DEFERRED TAX ASSETS                                                  41,474         41,199
                                                                 ----------     ----------

TOTAL ASSETS                                                      6,081,439      6,103,632
                                                                 ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                55,688         34,118
Other payables                                                       47,880         51,193
Amount due to stockholders                                          629,562        645,021
                                                                 ----------     ----------
TOTAL CURRENT LIABILITITES                                          733,130        730,332

MINORITY INTERESTS                                                1,146,591      1,149,158
                                                                 ----------     ----------

TOTAL LIABILITIES                                                 1,879,721      1,879,490
                                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                       --             --
Common Stock, no par value, 150,000,000 shares authorized,
50,456,569 shares issued and outstanding as of
March 31, 2006 and December 31, 2005                                     --             --
Additional paid-in capital                                        3,601,932      3,601,932
Reserve funds                                                       336,885        336,885
Retained earnings                                                   127,648        174,416
Accumulated other comprehensive income                              135,253        110,909
                                                                 ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                        4,201,718      4,224,142

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $6,081,439     $6,103,632
                                                                 ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                                      MARCH 31, 2006         MARCH 31, 2005
                                                    ------------------     ------------------
                                                        UNAUDITED               UNAUDITED
REVENUE
      Products                                         $     83,218           $    328,063
      Service rendered                                       15,121                 30,266
                                                       ------------           ------------
           TOTAL REVENUE                                     98,339                358,329
                                                       ------------           ------------
COST OF SALES
      Products                                               43,522                 49,143
      Service rendered                                           90                  3,476
                                                       ------------           ------------
           TOTAL COST OF SALES                               43,612                 52,619
                                                       ------------           ------------
GROSS PROFIT                                                 54,727                305,710
                                                       ------------           ------------

OPERATING EXPENSES:
      Selling and distribution expenses                      28,624                 22,531
      General and administrative expenses                   139,406                161,717
                                                       ------------           ------------
TOTAL OPERATING EXPENSES                                    168,030                184,248
                                                       ------------           ------------

(LOSS) INCOME FROM OPERATIONS                              (113,303)               121,462
                                                       ------------           ------------
OTHER INCOME/(EXPENSES)
      Interest income                                        61,441                  2,058
      Other (expenses)/income, net                            2,527                 (3,049)
                                                       ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                                63,968                   (991)
                                                       ------------           ------------

(LOSS) INCOME BEFORE INCOME TAXES                           (49,335)               120,471
Income Taxes (Expenses)/Benefit                                  --                  8,774
                                                       ------------           ------------
(Loss) Income before Minority Interest                      (49,335)               111,697
Minority (Loss) Interest                                     (2,567)                21,644
                                                       ------------           ------------

NET (LOSS) INCOME                                      $    (46,768)          $     90,053

Other Comprehensive Income (Loss):
Foreign Currency Translation Gain (Loss)                     24,344                    (30)
                                                       ------------           ------------

COMPREHENSIVE (LOSS) INCOME                            $    (22,424)          $     90,023
                                                       ============           ============


Weighted average number of shares outstanding            50,456,569             29,745,610
                                                       ============           ============

Earnings per share, basic and diluted                  $      (0.00)          $       0.00
                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                               THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                 MARCH 31, 2006         MARCH 31, 2005
                                                               ------------------     ------------------
                                                                    UNAUDITED             UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME (LOSS)                                            $   (46,768)          $    90,053
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                     34,600                50,963
      Minority interest's share of net income (loss)                    (2,567)               21,644
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                          30,453               (47,766)
      Inventories                                                      (43,909)               10,457
      Other receivable and prepaid expenses                            (64,532)             (102,608)
      Accounts payable and accrued expenses                             21,201                75,049
      Other payables and liabilities                                    (3,630)              (10,291)
      Income tax payable                                                    --                 8,774
      Customer Deposit                                                      --                 5,061
                                                                   -----------           -----------
      Net cash (used in) provided by operating activities              (75,152)              101,336
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                         (1,584)                   --
                                                                   -----------           -----------
      Net cash (used in) investing activities                           (1,584)                   --
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds advanced from shareholders                                   --                11,256
      Repayment of advanced to shareholder                             (15,459)                   --
      Loan to unaffiliated company                                  (3,654,870)                   --
      Payment of dividend                                                   --              (138,507)
      Payment for merger expenses                                           --              (200,168)
                                                                   -----------           -----------
      Net cash (used in) financing activities                       (3,670,329)             (327,419)
                                                                   -----------           -----------

NET (DECREASE) INCREASE IN CASH AND
      Net decrease in cash and cash equivalents                     (3,747,065)             (226,083)
      Effect of exchange rate changes on cash                           12,070                   (26)
      Cash and cash equivalents, at beginning of period              4,206,695             3,899,706
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                        $   471,700           $ 3,673,597
                                                                   ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31,2006(UNAUDITED)
(DOLLAR IN THOUSAND, EXCEPT NOTED OTHERWISE)

NOTE A - BASIS OF PRESENTATION

Interim financial statements:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of Cybrdi Inc. (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto.

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

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the following individuals to serve on the Board of Directors: Lei Liu, James Pan, Xue Bu, Lieping Chen and MinMin Qin. The new Directors subsequently elected Dr. Lei Liu as Chief Executive Officer, Mr. Yanbiao Bai as President, and Mrs. Xue Bu as Secretary and Treasurer. Lieping Chen and James Pan have since tendered their resignations as directors of the Company

On March 31, 2005 the Company's Board of Directors changed its fiscal year end from October 31 to December 31. Certron's fiscal year end was changed to correspond with the fiscal year end of Cybrdi - Maryland.

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

NOTE B - ASSETS

The March 31, 2006 balance sheet included total current assets of $4,930,652 and non-current assets of $1,150,787. Of these amounts, approximately $471,700 in cash and $332,253 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The other primary asset included in-current assets is loan to unaffiliated company. Loan to unaffiliated company consists of loans to QuanYe Security Co., Ltd ("QuanYe"), an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RBM29.3Million (equivalent to $3,654,870) and the details are listed as follows:

-------------------- --------------------------------- --------------- ------------------- -----------------------
 CONTRACT EXECUTED                LOAN AMOUNT             INTEREST            TERM               REPAYMENT
       DATE
-------------------- ------------------ -------------- --------------- ------------------- -----------------------
     1/9/2006           RMB 15,000,000     $1,871,094        8%              1 year              11/16/2006
-------------------- ------------------ -------------- --------------- ------------------- -----------------------
     1/10/2006           RMB 8,300,000     $1,035,338        8%              1 year              11/25/2006
-------------------- ------------------ -------------- --------------- ------------------- -----------------------
     1/19/2006           RMB 6,000,000      $ 748,438        5%             3 months                 **
-------------------- ------------------ -------------- --------------- ------------------- -----------------------

----------
** RMB1 million (equivalent to $124,740) and RMB2 million (equivalent to
   $249,479) was repaid on April 28, 2006 and June 19, 2006 respectively. Loan of RMB 3 million (equivalent to $374,219) was extended to September 30, 2006 with an annual interest rate of 5%. Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

Included in-non-current assets are property, plant and equipment, intangible assets, and deferred tax assets. Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People's Republic of China ("PRC"), and office equipments located in PRC and United States. Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipments have estimated useful lives of 20 and 5 years, respectively. Intangible assets include a patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

The March 31, 2006 balance sheet included total liabilities of $1,879,721 of which $1,146,591 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities $629,562 was due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. The effective tax rate is approximately 7.5% There is no tax provision for the quarter ended March 31, 2006, since there is a loss for the Company's first quarter in 2006.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of March 31, 2006, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005.

                                           FOR THREE MONTHS               FOR THREE MONTHS
                                         ENDED MARCH 31, 2006           ENDED MARCH 31, 2005            2006 VS 2005
                                         --------------------           --------------------         -------------------
                                             (UNAUDITED)                    (UNAUDITED)              INCREASE/(DECREASE)
                                             -----------                    -----------              -------------------
Revenue
      Products                                $  83,218        85%           $ 328,063       92%          $(244,845)      -75%
      Service rendered                           15,121        15%              30,266        8%            (15,145)      -50%
                                              ---------                      ---------                    ---------
           Total revenue                         98,339       100%             358,329      100%           (259,990)      -73%
                                              ---------                      ---------                    ---------
Cost of Sales
      Products                                   43,522                         49,143                       (5,621)      -11%
      Service rendered                               90                          3,476                       (3,386)      -97%
                                              ---------                      ---------                    ---------
           Total cost of sales                   43,612        44%              52,619       15%             (9,007)      -17%
                                              ---------                      ---------                    ---------
Gross Profit                                     54,727        56%             305,710       85%           (250,983)      -82%
                                              ---------                      ---------                    ---------
Operating Expenses:
      Selling and distribution expenses          28,624                         22,531                        6,093        27%
      General and administrative expenses       139,406                        161,717                      (22,311)      -14%
                                              ---------                      ---------                    ---------
Total Operating Expenses                        168,030       171%             184,248       51%            (16,218)       -9%
                                              ---------                      ---------                    ---------
(Loss) Income from Operations                  (113,303)     -115%             121,462       34%           (234,765)     -193%
                                              ---------                      ---------                    ---------
Other Income/(Expenses)
      Interest income                            61,441                          2,058                       59,383      2885%
      Other (expenses)/income, net                2,527                         (3,049)                       5,576      -183%
                                              ---------                      ---------                    ---------
Total Other Income (Expenses)                    63,968        65%                (991)       0%             64,959     -6555%
                                              ---------                      ---------                    ---------
(Loss) Income before Income Taxes               (49,335)                       120,471                     (169,806)     -141%
Income Taxes (Expenses)/Benefit                      --                          8,774                       (8,774)
                                              ---------                      ---------                    ---------
(Loss) Income before Minority Interest          (49,335)      -50%             111,697       31%           (161,032)     -144%
Minority (Loss) Interest                         (2,567)       -3%              21,644        6%            (24,211)     -112%
                                              ---------                      ---------                    ---------
Net (Loss) Income                             $ (46,768)      -48%           $  90,053       25%          $(136,821)     -152%
                                              ---------                      ---------                    ---------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $98,339 or the three months ended March 31, 2006 from $358,329 or the three months ended March 31, 2005.

Tissue Chip Product: sales decreased along all product lines in the tissue chip business. The net sales decreased $244,845 to $83,218 for the three months ended March 31, 2006 as compared to $328,063 for the three months ended March 31, 2005. The decrease in net sales of our Tissue Chip business is primarily attributable to the company's new sales policy of restricting the sales to certain existing customers in China with significantly delinquent past due amounts. The decrease is partially offset by an increase in international sales. Sales volume for Tissue Chip Products in China has dropped 3,752 pieces to 83 pieces from 3,835 pieces for the three months ended March 31, 2006 as compared to March 31, 2005. International sales volume increased by 1,761 pieces to 2,541 pieces from 780 pieces for the three months ended March 31, 2006 as compared to March 31, 2005. In addition, average selling price is lower for international customers (RMB111) than for customers in China (RMB577).

Services: Fewer technical service orders were received during the first quarter of 2006 as compared to 2005 resulting in a decrease in sales of $15,145 declining to $15,121 from $30,266 for the three months ended March 31, 2006 as compared to March 31, 2005.

Gross Margin

Gross margin as a percent of sales was 56% and 85% for the three months ended March 31, 2006 and 2005, respectively. Gross profit for the three months ended March 31, 2006 decreased to $54,727 from $305,710 for the three months ended March 31, 2005. The primary reason for the decrease is due to decreased sales of Tissue Chip Products in China, due to the Company new sales policy, which was partially offset by increased international sales of Tissue Chip Products. The gross margin decrease was primarily due to the reduction in units of product sales and thus a higher per unit fixed cost.

Operating Expenses

Our operating expenses decreased to $168,030 for the three months ended March 31, 2006 from $184,248 or the three months ended March 31, 2005. This is primarily due to a decrease in general and administrative expenses $139,406 for the three months ended March 31, 2006 from $161,717 for the three months ended March 31, 2005., and partially offset by an increase in selling and distribution expenses of $6,093. The decrease in general and administrative expenses was because Cybrdi incurred higher professional fees and administrative expenses during its acquisition by Certron in the first quarter of 2005. The increase in selling expenses is primary due to the membership fee $11,328 (RMB91,183) allocated from Tinmei Lelier Slim Body Medical Tech in the first quarter of 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to March 31, 2006, the Company did not generate any income from this membership.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended March 31, 2006 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended March 31, 2006 and 2005. Due to operating losses for the first t quarter 2006, the Company does not need to pay income tax for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $3,859 from $590,019 as of December 31, 2005 to $586,160 as of March 31, 2006. The decrease was primarily due to a decrease in accounts receivable of $28,250 from $360,503, at December 31, 2005 to $332,253 at March 31, 2006, and an increase in accounts payable of $21,570 from $34,118 at December 31, 2005 to $55,688 at March 31, 2006, which was offset by an increase in inventory of $45,961 from $263,634at December 31, 2005 to $309,595 at March 31, 2006. Decrease in net sales on Tissue Chip Product as a result of the Company's new sales policy is attributable to the decrease in account receivable and increase in inventory. The increase in accounts payables and accrued expenses is primary due to unpaid professional fees of $16,355.

Cash consumed from operating activities was $75,152 for the three months ended March 31, 2006 as compared to $101,336 provided by operating activities for the three months ended March 31, 2005. The decrease in cash provided by operating activities reflected net loss and increased in inventory during the quarter ended March 31, 2006.

The Company has $1,584 and $0 capital expenditure for the three months ended March 31, 2006 and 2005, respectively. Financing activities for the three months ended March 31, 2006 consumed $3,670,329 reflecting a repayment of advance from shareholders of $15,459 and a loan to unaffiliated company of $3,654,870.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The majority of our net sales, costs and expenses are priced in Chinese renminbi. Our assets are predominantly located inside China. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and dropped its peg to the US dollar. China has moved to a managed float against a basket of currencies. The exchange rate has been marginally fluctuated since then. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

Item 4. Controls and Procedures

An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CYBRDI, INC.


DATE:  October 16, 2006                       /s/ Yanbiao Bai
                                              -----------------------
                                              Yanbiao Bai
                                              Chief Executive Officer
                                              and president