Form 10QSB/A
period 2006-03-31
Cybrdi, Inc.
filed 2006-12-19
CIK 19002

FORM 10-QSB/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Yes [ ]  No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,569 shares of Common Stock, without par value, as of December 15,  2006

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

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Exhibits and reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB/A-1 for the quarterly period ended March 31, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB/A-1 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 1A.                          RISK FACTORS

         There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                     MAR 31, 2006   DEC 31, 2005
                                                                     ------------   ------------
                                                                       UNAUDITED      AUDITED
                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             $  471,700     $4,206,695
Accounts receivable                                                      332,253        360,503
Inventories                                                              309,595        263,634
Loan to unaffiliated company                                           3,654,870             --
Other receivables and prepaid expenses                                   162,234         96,626
                                                                      ----------     ----------
TOTAL CURRENT ASSETS                                                   4,930,652      4,927,458
PROPERTY, PLANT AND EQUIPMENT, NET                                       543,798        553,382
INTANGIBLE ASSETS (NET)                                                  565,515        581,593
DEFERRED TAX ASSETS                                                       41,474         41,199
                                                                      ----------     ----------
TOTAL ASSETS                                                           6,081,439      6,103,632
                                                                      ==========     ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                     55,688         34,118
Other payables                                                            47,880         51,193
Amount due to stockholders                                               629,562        645,021
                                                                      ----------     ----------
TOTAL CURRENT LIABILITITES                                               733,130        730,332
MINORITY INTERESTS                                                     1,146,591      1,149,158
                                                                      ----------     ----------
TOTAL LIABILITIES                                                      1,879,721      1,879,490
                                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                            --             --
Common Stock, no par value, 150,000,000 shares authorized,
50,456,569 shares issued and outstanding as of March 31, 2006 and             --             --
December 31, 2005
Additional paid-in capital                                             3,601,932      3,601,932
Reserve funds                                                            336,885        336,885
Retained earnings                                                        127,648        174,416
Accumulated other comprehensive income                                   135,253        110,909
                                                                      ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                             4,201,718      4,224,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $6,081,439     $6,103,632
                                                                      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                                      MARCH 31, 2006         MARCH 31, 2005
                                                    ------------------     ------------------
                                                         UNAUDITED              UNAUDITED
REVENUE
  Products                                             $     83,218           $    328,063
  Service rendered                                           15,121                 30,266
                                                       ------------           ------------
    TOTAL REVENUE                                            98,339                358,329
                                                       ------------           ------------
COST OF SALES
  Products                                                   43,522                 49,143
  Service rendered                                               90                  3,476
                                                       ------------           ------------
    TOTAL COST OF SALES                                      43,612                 52,619
                                                       ------------           ------------
GROSS PROFIT                                                 54,727                305,710
                                                       ------------           ------------
OPERATING EXPENSES:
  Selling and distribution expenses                          28,624                 22,531
  General and administrative expenses                       139,406                161,717
                                                       ------------           ------------
TOTAL OPERATING EXPENSES                                    168,030                184,248
                                                       ------------           ------------
(LOSS) INCOME FROM OPERATIONS                              (113,303)               121,462
                                                       ------------           ------------
OTHER INCOME/(EXPENSES)
  Interest income                                            61,441                  2,058
  Other (expenses)/income, net                                2,527                 (3,049)
                                                       ------------           ------------
TOTAL OTHER INCOME (EXPENSES)                                63,968                   (991)
                                                       ------------           ------------
(LOSS) INCOME BEFORE INCOME TAXES                           (49,335)               120,471
Income Taxes (Expenses)/Benefit                                  --                  8,774
                                                       ------------           ------------
(Loss) Income before Minority Interest                      (49,335)               111,697
Minority (Loss) Interest                                     (2,567)                21,644
                                                       ------------           ------------
NET (LOSS) INCOME                                      $    (46,768)          $     90,053
                                                       ------------           ------------
Other Comprehensive Income (Loss):
Foreign Currency Translation Gain (Loss)                     24,344                    (30)
                                                       ------------           ------------
COMPREHENSIVE (LOSS) INCOME                            $    (22,424)          $     90,023
                                                       ============           ============
Weighted average number of shares outstanding            50,456,569             29,745,610
                                                       ============           ============
Earnings per share, basic and diluted                  $      (0.00)                $0.00$
                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             MARCH 31, 2006        MARCH 31, 2005
                                                           ------------------    ------------------
                                                                UNAUDITED             UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                            $   (46,768)          $    90,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                     34,600                50,963
  Minority interest's share of net income (loss)                    (2,567)               21,645
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable, net                                          30,453               (47,766)
  Inventories                                                      (43,909)               10,458
  Other receivable and prepaid expenses                            (64,532)             (102,603)
  Accounts payable and accrued expenses                             21,201                75,041
  Other payables and liabilities                                    (3,630)              (10,291)
  Income tax payable                                                    --                 8,774
  Customer Deposit                                                      --                 5,061
                                                               -----------           -----------
  Net cash (used in) provided by operating activities              (75,152)              101,335
                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                         (1,584)                   --
  Loan to unaffiliated company                                  (3,654,870)                   --
                                                               -----------           -----------
  Net cash (used in) investing activities                       (3,656,454)                   --
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds advanced from shareholders                                   --                11,256
  Repayment of advanced to shareholder                             (15,459)                   --
  Payment of dividend                                                   --              (138,507)
  Payment for merger expenses                                           --              (200,168)
                                                               -----------           -----------
  Net cash (used in) financing activities                          (15,459)             (327,419)
                                                               -----------           -----------
NET (DECREASE) INCREASE IN CASH AND
  Net decrease in cash and cash equivalents                     (3,747,065)             (226,084)
  Effect of exchange rate changes on cash                           12,070                   (25)
  Cash and cash equivalents, at beginning of period              4,206,695             3,899,706
                                                               -----------           -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $   471,700           $ 3,673,597
                                                               ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31,2006 (UNAUDITED)
(DOLLAR IN THOUSAND, EXCEPT NOTED OTHERWISE)

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

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The other primary asset included in-current assets is loan to unaffiliated company. Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RBM29.3Million (equivalent to $3,654,870)and the details are listed as follows:

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

** RMB1 million (equivalent to $124,740) and RMB2 million (equivalent to
   $249,479) was repaid on April 28, 2006 and June 19, 2006 respectively. Loan of RMB 3 million (equivalent to $374,219) was extended to September 30, 2006 with an annual interest rate of 5%

Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

Included in-non-current assets are property, plant and equipment, intangible assets, and deferred tax assets. Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People's Republic of China ("PRC"), and office equipments located in PRC and United States. . Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipments have estimated useful lives of 20 and 5 years, respectively. Intangible assets include a patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years.

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

                                       FOR THREE MONTHS              FOR THREE MONTHS
                                     ENDED MARCH 31, 2006          ENDED MARCH 31, 2005                2006 VS 2005
                                     --------------------          --------------------            --------------------
                                         (UNAUDITED)                    (UNAUDITED)                INCREASE/ (DECREASE)
Revenue
  Products                                $  83,218             85%      $ 328,063             92%     $(244,845)           -75%
  Service rendered                           15,121             15%         30,266              8%       (15,145)           -50%
                                          ---------                      ---------                     ---------
    Total revenue                            98,339            100%        358,329            100%      (259,990)           -73%
                                          ---------                      ---------                     ---------
Cost of Sales
  Products                                   43,522                         49,143                        (5,621)           -11%
  Service rendered                               90                          3,476                        (3,386)           -97%
                                          ---------                      ---------                     ---------
    Total cost of sales                      43,612             44%         52,619             15%        (9,007)           -17%
                                          ---------                      ---------                     ---------
Gross Profit                                 54,727             56%        305,710             85%      (250,983)           -82%
                                          ---------                      ---------                     ---------
Operating Expenses:
  Selling and distribution expenses          28,624                         22,531                         6,093             27%
  General and administrative expenses       139,406                        161,717                       (22,311)           -14%
                                          ---------                      ---------                     ---------
Total Operating Expenses                    168,030            171%        184,248             51%       (16,218)            -9%
                                          ---------                      ---------                     ---------
(Loss) Income from Operations              (113,303)          -115%        121,462             34%      (234,765)          -193%
                                          ---------                      ---------                     ---------
Other Income/(Expenses)
  Interest income                            61,441                          2,058                        59,383           2885%
  Other (expenses)/income, net                2,527                         (3,049)                        5,576           -183%
                                          ---------                      ---------                     ---------
Total Other Income (Expenses)                63,968             65%           (991)             0%        64,959          -6557%
                                          ---------                      ---------                     ---------
(Loss) Income before Income Taxes           (49,335)                       120,471                      (169,806)          -141%
Income Taxes (Expenses)/Benefit                  --                          8,774                        (8,774)
                                          ---------                      ---------                     ---------
(Loss) Income before Minority Interest      (49,335)           -50%        111,697             31%      (161,032)          -144%
Minority (Loss) Interest                     (2,567)            -3%         21,644              6%       (24,211)          -112%
                                          ---------                      ---------                     ---------
Net (Loss) Income                         $ (46,768)           -48%      $  90,053             25%     $(136,821)          -152%
                                          ---------                      ---------                     ---------

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

The Company has $1,584 and $0 capital expenditure for the three months ended March 31, 2006 and 2005, respectively. Investing activities also included a loan to unaffiliated company of $3,654,870. Financing activities for the three months ended March 31, 2006 consumed $15,459 reflecting a repayment of advance from shareholders.

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

                                           CYBRDI, INC.

DATE:  December 18, 2006                   /s/ Yanbiao Bai
                                           -------------------------------------
                                           Yanbiao Bai
                                           Chief Executive Officer and President