Form 10QSB
period 2006-06-30
Cybrdi, Inc.
filed 2006-12-20
CIK 19002

================================================================================

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

 50,456,569 shares of Common Stock, without par value, as of December 12, 2006

================================================================================

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as at June 30, 2006 (unaudited) and December 31, 2005

          Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2006 and 2005; for the six months ended June 30, 2006 and 2005

          Condensed Consolidated Statements of Cash Flow (unaudited) for the six months ended June 30, 2006 and 2005

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

Item 2.  Unregistered Sales of Equity Securities

Item 3.  Defaults upon senior securities

Item 4.  Submission of matters to a vote of security holders

Item 5.  Exhibits and reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Item 1A. RISK FACTORS

         There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                                                JUNE 30, 2006      DEC 31, 2005
                                                                                                -------------      ------------
                                         ASSETS                                                   UNAUDITED           AUDITED
CURRENT ASSETS
     Cash and equivalents                                                                        $  813,148          $4,206,695
     Accounts receivable                                                                            324,444             360,503
     Inventories                                                                                    320,876             263,634
     Loan to unaffiliated company                                                                 3,289,844                  --
     Other receivables and prepaid expenses                                                         207,755              96,626
                                                                                                 ----------          ----------
TOTAL CURRENT ASSETS                                                                              4,956,067           4,927,458
PROPERTY, PLANT AND EQUIPMENT, NET                                                                  524,539             553,382
INTANGIBLE ASSETS (NET)                                                                             547,085             581,593
DEFERRED TAX ASSETS                                                                                  41,590              41,199
                                                                                                 ----------          ----------

TOTAL ASSETS                                                                                      6,069,281           6,103,632
                                                                                                 ==========          ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                           87,277              34,118
     Other payables                                                                                  65,319              51,193
     Amount due to stockholders                                                                     616,006             645,021
                                                                                                 ----------          ----------
TOTAL CURRENT LIABILITITES                                                                          768,602             730,332

MINORITY INTERESTS                                                                                1,145,408           1,149,158
                                                                                                 ----------          ----------

TOTAL LIABILITIES                                                                                 1,914,010           1,879,490
                                                                                                 ----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
     zero shares issued and outstanding                                                                                      --
     Common Stock, no par value, 150,000,000 shares authorized,
     50,456,569 shares issued and outstanding as of June 30, 2006 and December 31, 2005                                      --
     Additional paid-in capital                                                                   3,601,932           3,601,932
     Reserve funds                                                                                  336,885             336,885
     Retained earnings                                                                               70,917             174,416
     Accumulated other comprehensive income                                                         145,537             110,909
                                                                                                 ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                                        4,155,271           4,224,142

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $6,069,281          $6,103,632
                                                                                                 ==========          ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                 THREE MONTHS ENDED  THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30, 2006      JUNE 30, 2005        JUNE 30, 2006       JUNE 30, 2005
                                                    ------------        ------------        ------------        ------------
                                                      UNAUDITED           UNAUDITED           UNAUDITED           UNAUDITED
REVENUE
       Products                                     $     90,370        $    348,146        $    173,588        $    676,208
       Service rendered                                   38,750              51,404              53,871              81,670
                                                    ------------        ------------        ------------        ------------
          TOTAL REVENUE                                  129,120             399,550             227,459             757,878
                                                    ------------        ------------        ------------        ------------
COST OF SALES
       Products                                           47,023              58,732              90,545             107,874
       Service rendered                                    5,090               5,176               5,180               8,652
                                                    ------------        ------------        ------------        ------------
         TOTAL COST OF SALES                              52,113              63,908              95,725             116,526
                                                    ------------        ------------        ------------        ------------
GROSS PROFIT                                              77,007             335,642             131,734             641,352
                                                    ------------        ------------        ------------        ------------
OPERATING EXPENSES:
       Selling and distribution expenses                  30,023              19,243              58,647              41,774
       General and administrative expenses               179,357             161,337             318,763             323,054
                                                    ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                                 209,380             180,580             377,410             364,828
                                                    ------------        ------------        ------------        ------------

(LOSS) INCOME FROM OPERATIONS                           (132,373)            155,062            (245,676)            276,524
                                                    ------------        ------------        ------------        ------------
OTHER INCOME/(EXPENSE)
       Interest income (expense)                          69,510                 (62)            130,951               1,997
       Other income/(expense), net                         4,949               1,894               7,476              (1,155)
                                                    ------------        ------------        ------------        ------------
TOTAL OTHER INCOME                                        74,459               1,832             138,427                 842
                                                    ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE INCOME TAXES                        (57,914)            156,894            (107,249)            277,366
Income Taxes Expenses                                         --              15,699                  --              24,474
                                                    ------------        ------------        ------------        ------------
(Loss)/Income before Minority Interest                   (57,914)            141,195            (107,249)            252,892
Minority (Loss)/Interest                                  (1,183)             37,548              (3,750)             59,192
                                                    ------------        ------------        ------------        ------------

NET (LOSS) INCOME                                   $    (56,731)       $    103,647        $   (103,499)       $    193,700
                                                    ------------        ------------        ------------        ------------
Other Comprehensive Income/(Loss):
Foreign Currency Translation Income/(Loss)                10,284                  16              34,628                 (14)
                                                    ------------        ------------        ------------        ------------

COMPREHENSIVE (LOSS)/INCOME                         $    (46,447)       $    103,663        $    (68,871)       $    193,686
                                                    ============        ============        ============        ============


Weighted Average Number of Shares Outstanding         50,456,569          50,456,569          50,456,569          45,982,189
                                                    ============        ============        ============        ============

Earnings Per Share, Basic and Diluted               $      (0.00)       $       0.00        $      (0.00)       $       0.00
                                                    ============        ============        ============        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
================================================================================

                                                                   SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                     JUNE 30, 2006         JUNE 30, 2005
                                                                   ----------------      ----------------
                                                                       UNAUDITED             UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
     NET (LOSS) INCOME                                                $  (103,499)          $   193,700
     ADJUSTMENTS TO RECONCILE NET (LOSS)/INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                    100,863               101,927
         Minority interest's share of net (loss) income                    (3,750)               59,192
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable, net                                          39,110              (322,648)
         Inventories                                                      (54,224)               11,454
         Other receivable and prepaid expenses                           (109,175)             (104,282)
         Accounts payable and accrued expenses                             52,338                62,781
         Other payables and liabilities                                    13,512                (2,457)
         Customer Deposit                                                      --                 9,940
                                                                      -----------           -----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (64,825)                9,607
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                        (27,434)                   --
         Loan to unaffiliated companies                                (3,289,844)                   --
                                                                      -----------           -----------
     NET CASH USED IN INVESTING ACTIVITIES                             (3,317,278)                   --
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds advanced from shareholders                                1,000                52,797
         Repayment of advanced to shareholder                             (30,015)                   --
         Payment of dividend                                                   --              (138,507)
         Payment for merger expenses                                           --              (200,168)
                                                                      -----------           -----------
     NET CASH USED IN FINANCING ACTIVITIES                                (29,015)             (285,878)
                                                                      -----------           -----------

NET DECREASE IN CASH AND EQUIVALENTS
     Net Decrease in Cash and Equivalents                              (3,411,118)             (276,271)
     Effect of Exchange Rate Changes on Cash and Equivalents               17,571                    --
     Cash and Equivalents, at Beginning of Period                       4,206,695             3,899,706
                                                                      -----------           -----------

     CASH AND EQUIVALENTS, AT END OF PERIOD                           $   813,148           $ 3,623,435
                                                                      ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

Lei Liu as Chief Executive Officer, Mr. Yanbiao Bai as President, and Mrs. Xue Bu as Secretary and Treasurer. Lieping Chen and James Pan have since tendered their resignations as directors of the Company and Lei Liu has resigned as chief executive officer, Mr. Bai having assumed that role.

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued Statement of Financial Accounting Standards Interpretation Number 48, "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 provides clarification regarding the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN48 on its financial statements.

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

NOTE B - ASSETS

The June 30, 2006 balance sheet included total current assets of $4,956,067 and non-current assets of $1,113,214. Of these amounts, approximately $813,148 in cash and $324,444 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The other primary asset included in-current assets is loan to unaffiliated company. Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,654,870) since January 2006. As of June 30, 2006, the loans balance had been reduced to RMB26.3 Million (equivalent to $3,289,844) and the details are listed as follows:

-------------------- --------------------------------- --------------- ------------------- -----------------------
 CONTRACT EXECUTED                 LOAN AMOUNT            INTEREST          TERM                 REPAYMENT
       DATE
-------------------- --------------------------------- --------------- ------------------- -----------------------
     1/9/2006           RMB 15,000,000     $1,871,094        8%              1 year              11/16/2006
-------------------- ------------------ -------------- --------------- ------------------- -----------------------
     1/10/2006           RMB 8,300,000     $1,035,338        8%              1 year              11/25/2006
-------------------- ------------------ -------------- --------------- ------------------- -----------------------
     1/19/2006           RMB 6,000,000     $  748,438        5%              3 months                **
-------------------- ------------------ -------------- --------------- ------------------- -----------------------

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

NOTE C - LIABILITIES

The June 30, 2006 balance sheet included total liabilities of $1,914,010 of which $1,145,408 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities $616,006 was due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. The effective tax rate is approximately 7.5%. There is no tax provision for the quarter ended June 30, 2006, since there is a loss for the Company's second quarter in 2006.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of June 30, 2006, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

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

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND, 2005.

                                               FOR THREE MONTHS             FOR THREE MONTHS
                                             ENDED JUNE 30, 2006          ENDED JUNE 30, 2005              2006 VS 2005
                                             -------------------          -------------------          --------------------
                                                 (UNAUDITED)                  (UNAUDITED)              INCREASE/ (DECREASE)
REVENUE
      Products                                   $  90,370         70%         $ 348,146         87%        $(257,776)        -74%
      Service rendered                              38,750         30%            51,404         13%          (12,654)        -25%
                                                 ---------                     ---------                    ---------
         TOTAL REVENUE                             129,120        100%           399,550        100%         (270,430)        -68%
                                                 ---------                     ---------                    ---------
COST OF SALES
      Products                                      47,023                        58,732                      (11,709)        -20%
      Service rendered                               5,090                         5,176                          (86)         -2%
                                                 ---------                     ---------                    ---------
        TOTAL COST OF SALES                         52,113         40%            63,908         16%          (11,795)        -18%
                                                 ---------                     ---------                    ---------
GROSS PROFIT                                        77,007         60%           335,642         84%         (258,635)        -77%
                                                 ---------                     ---------                    ---------

OPERATING EXPENSES:
      Selling and distribution expenses             30,023                        19,243                       10,780          56%
      General and administrative expenses          179,357                       161,337                       18,020          11%
                                                 ---------                     ---------                    ---------
TOTAL OPERATING EXPENSES                           209,380        162%           180,580         45%           28,800          16%
                                                 ---------                     ---------                    ---------

(LOSS) INCOME FROM OPERATIONS                     (132,373)      -103%           155,062         39%         (287,435)       -185%
                                                 ---------                     ---------                    ---------
OTHER INCOME/(EXPENSE)
      Interest income (expense)                     69,510        (62)            69,572                                  -112953%
      Other income/(expense), net                    4,949                         1,894                        3,055         161%
                                                 ---------                     ---------                    ---------
TOTAL OTHER INCOME                                  74,459         58%             1,832          0%           72,627        3964%
                                                 ---------                     ---------                    ---------

(LOSS) INCOME BEFORE INCOME TAXES                  (57,914)                      156,894                     (214,808)       -137%
Income Taxes Expenses                                   --                        15,699                      (15,699)
                                                 ---------                     ---------                    ---------
(Loss)/Income before Minority Interest             (57,914)       -45%           141,195         35%         (199,109)       -141%
Minority (Loss)/Interest                            (1,183)        -1%            37,548          9%          (38,730)       -103%
                                                 ---------                     ---------                    ---------
NET (LOSS) INCOME                                $ (56,731)       -44%         $ 103,647         26%        $(160,379)       -155%
                                                 ---------                     ---------                    ---------

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $129,120 for the three months ended June 30, 2006 from $399,550 for the three months ended June 30, 2005.

Tissue Chip Product: sales decreased along all product lines in the tissue chip business. The net sales decreased $257,776 to $90,370 for the three months ended June 30, 2006 as compared to $348,146 for the three months ended June 30, 2005. The decrease in net sales of our Tissue Chip business is primarily attributable to the company's new sales policy of restricting the sales to certain existing customers in China with significantly delinquent past due amounts. The decrease is partially offset by an increase in international sales. Sales volume for Tissue Chip Products in China has dropped for the three months ended June 30, 2006 as compared to June 30, 2005. International sales volume increased for the three months ended June 30, 2006 as compared to June 30, 2005. In addition, average selling price is lower for international customers (RMB111) than for customers in China (RMB577).

Services: Fewer technical service orders were received during the second quarter of 2006 as compared to 2005 resulting in a decrease in sales of $12,654 declining to $38,750 from $51,404 for the three months ended June 30, 2006 as compared to June 30, 2005.

Gross Margin

Gross margin as a percent of sales was 60% and 84% for the three months ended June 30, 2006 and 2005, respectively. Gross profit for the three months ended June 30, 2006 decreased to $77,007 from $335,642 for the three months ended June 30, 2005. The primary reason for the decrease is due to decreased sales of Tissue Chip Products in China, due to the Company new sales policy, which was partially offset by increased international sales of Tissue Chip Products. The gross margin decrease was primarily due to the reduction in units of product sales and thus a higher per unit fixed cost.

Operating Expenses

Our operating expenses increased to $209,380 for the three months ended June 30, 2006 from $180,580 for the three months ended June 30, 2005. This is primarily due to an increase in general and administrative expenses of $18,020 to $179,357 for the three months ended June 30, 2006 from $161,337 for the three months ended June 30, 2005., and an increase in selling and distribution expenses of $10,780 to 30,023 for the three months ended June 30, 2006 from $19,243 for the three months ended June 30, 2005.. The increase in general and administrative expenses was because Cybrdi incurred higher professional fees during the second quarter 2006. The increase in selling expenses is primary due to the membership fee $11,384 (RMB91,187) allocated from Tinmei Lelier Slim Body Medical Tech in the second quarter of 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to June 30, 2006, the Company did not generate any income from this membership.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended June 30, 2006 due to no taxable income in year 2006.. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended June 30, 2006 and 2005. Due to operating losses for the second quarter 2006, the Company does not need to pay income tax for the quarter ending on June 30, 2006.

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

                                           FOR SIX MONTHS                  FOR SIX MONTHS
                                         ENDED JUNE 30, 2006             ENDED JUNE 30, 2005              2006 VS 2005
                                         -------------------             -------------------          --------------------
                                             (UNAUDITED)                      (UNAUDITED)             INCREASE/ (DECREASE)
REVENUE
      Products                                $ 173,588    76%                $ 676,208    89%             $ (502,620)       -74%
      Service rendered                           53,871    24%                   81,670    11%                (27,799)       -34%
                                              ---------                       ---------                    ----------
         TOTAL REVENUE                          227,459   100%                  757,878   100%               (530,419)       -70%
                                              ---------                       ---------                    ----------
COST OF SALES
      Products                                   90,545                         107,874                       (17,329)       -16%
      Service rendered                            5,180                           8,652                        (3,472)       -40%
                                              ---------                       ---------                    ----------
        TOTAL COST OF SALES                      95,725    42%                  116,526    15%                (20,801)       -18%
                                              ---------                       ---------                    ----------
GROSS PROFIT                                    131,734    58%                  641,352    85%               (509,618)       -79%
                                              ---------                       ---------                    ----------

OPERATING EXPENSES:
      Selling and distribution expenses          58,647                          41,774                        16,873         40%
      General and administrative expenses       318,763                         323,054                        (4,291)        -1%
                                              ---------                       ---------                    ----------
TOTAL OPERATING EXPENSES                        377,410   166%                  364,828    48%                 12,582          3%
                                              ---------                       ---------                    ----------

(LOSS) INCOME FROM OPERATIONS                  (245,676) -108%                  276,524    36%               (522,200)      -189%
                                              ---------                       ---------                    ----------
OTHER INCOME/(EXPENSE)
      Interest income (expense)                 130,951                           1,997                       128,954       6458%
      Other income/(expense), net                 7,476                          (1,155)                        8,631       -747%
                                              ---------                       ---------                    ----------
TOTAL OTHER INCOME                              138,427    61%                      842     0%                137,585      16337%
                                              ---------                       ---------                    ----------

(LOSS) INCOME BEFORE INCOME TAXES              (107,249)                        277,366                      (384,615)      -139%
Income Taxes Expenses                                --                          24,474                       (24,474)
                                              ---------                       ---------                    ----------
(Loss)/Income before Minority Interest         (107,249)  -47%                  252,892    33%               (360,141)      -142%
Minority (Loss)/Interest                         (3,750)   -2%                   59,192     8%                (62,942)      -106%
                                              ---------                       ---------                    ----------

NET (LOSS) INCOME                             $(103,499)  -46%                $ 193,700    26%             $ (297,199)      -153%
                                              ---------                       ---------                    ----------

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $227,459 or the six months ended June 30, 2006 from $757,878 for the six months ended June 30, 2005.

Tissue Chip Product: sales decreased along all product lines in the tissue chip business. The net sales decreased $502,620 to $173,588 for the six months ended June 30, 2006 as compared to $676,208 for the six months ended June 30, 2005. The decrease in net sales of our Tissue Chip business is primarily attributable to the company's new sales policy of restricting the sales to certain existing customers in China with significantly delinquent past due amounts. The decrease is partially offset by an increase in international sales. Sales volume for Tissue Chip Products in China has dropped for the six months ended June 30, 2006 as compared to June 30, 2005. International sales volume increased for the six months ended June 30, 2006 as compared to June 30, 2005. In addition, average selling price is lower for international customers (RMB111) than for customers in China (RMB577).

Services: Fewer technical service orders were received during the first and second quarter of 2006 as compared to 2005 resulting in a decrease in sales of $27,799 declining to $53,871 from $81,670 for the six months ended June 30, 2006 as compared to June 30, 2005.

Gross Margin

Gross margin as a percent of sales was 58% and 85% for the six months ended June 30, 2006 and 2005, respectively. Gross profit for the six months ended June 30, 2006 decreased to $131,734 from $641,352 for the six months ended June 30, 2005.

The primary reason for the decrease was due to decreased sales of Tissue Chip Products in China, due to the Company new sales policy, which was partially offset by increased international sales of Tissue Chip Products. The gross margin decrease was primarily due to the reduction in units of product sales and thus a higher per unit fixed cost

Operating Expenses

Our operating expenses increased of $12,582 to $377,410 for the six months ended June 30, 2006 from $364,828 for the six months ended June 30, 2005. This is primarily due to an increase in selling and distribution expenses of $16,873 to 58,647 for the six months ended June 30, 2006 from $41,774 for the six months ended June 30, 2005, and was partially offset by an decrease in general and administrative expenses of $4,291 to $318,763 for the six months ended June 30, 2006 from $323,054 for the six months ended June 30, 2005. The decrease in general and administrative expenses was because the higher decreased of administration fees offset the increased of professional fees for six months ended June 30, 2006 as compared to June 30, 2005. The increase in selling expenses is primary due to the membership fee $22,712 (RMB182,370) allocated from Tinmei Lelier Slim Body Medical Tech for six months ended June 30, 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to June 30, 2006, the Company did not generate any income from this membership.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended June 30, 2006 due to no taxable income incurred for six months ended June 30, 2006. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next six years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended June 30, 2006 and 2005. Due to operating losses for the six months ended June 30, 2006, the Company does not need to pay income tax for the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $31,976 from $590,019 as of December 31, 2005 to $558,043 as of June 30, 2006. The decrease was primarily due to a decrease in accounts receivable of $36,059 from $360,503, at December 31, 2005 to $324,444 at June 30, 2006, and an increase in accounts payable of $53,159 from $34,118 at December 31, 2005 to $87,277 at June 30, 2006, which was offset by an increase in inventory of $57,242 from $263,634 at December 31, 2005 to $320,876 at June 30, 2006. Decrease in net sales on Tissue Chip Product as result of the Company's new sales policy is attributable to the decrease in account receivables and increase in inventories. The increase in accounts payables and accrued expenses is primary due to unpaid professional fees of $57,650.

Cash used in operating activities was $62,825 for the six months ended June 30, 2006 as compared to $9,607 provided by operating activities for the six months ended June 30, 2005. The increase in cash used in operating activities reflected net loss, decreased in account receivables, increased in inventories, and increased in other receivables and prepaid expenses.

The Company has $27,434 and $0 capital fix assets expenditure for the six months ended June 30, 2006 and 2005. Included in investing activities is also a loan to unaffiliated company of $3,289,844 for six months ended June 30, 2006.
Financing activities for the six months ended June 30, 2006 consumed $30,015 reflecting a repayment of advance from shareholders.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

Item 2. Unregistered Sales of Equity Securities,

        None.

Item 3. Defaults upon senior securities.

        None.

Item 4. Submission of matters to a vote of security holders.

        None.

Item 5. Exhibits and Report on Form 8-K

        (a) Exhibits:

Exhibits No.    Description
------------    ---------------------------------------------------------------

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


                                       CYBRDI, INC.


DATE:  December 18, 2006

                                       By: /s/ Yanbiao Bai
                                           -------------------------------------
                                           Yanbiao Bai
                                           Chief Executive Officer and president