Form 10QSB
period 2006-09-30
Cybrdi, Inc.
filed 2007-01-03
CIK 19002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September, 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            Commission File No. 09081

                                ----------------

                                   CYBRDI INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

          CALIFORNIA                                              95-2461404
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    401 Rosemont Ave. Frederick, MD                                 21701
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (301) 644-3901
                                                           --------------

                                       N/A
               Former name, former address and former fiscal year,
                         (if changed since last report)

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

                                                           Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,569  shares of Common Stock, without par value, as of December 20, 2006

================================================================================

                                      INDEX

                                                                          PAGES
                                                                          -----
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as at September 30, 2006
        (unaudited) and December 31, 2005                                   4

        Cybrdi, Inc. and Subsidiary Consolidated Statements of
        Income and Comprehensive Income (Loss) (Unaudited) for
        Three Months and Nine Months Ended Sept 30, 2006 and 2005           5

        Consolidated Statements of Cash Flow (unaudited) for
        the nine months ended September 30, 2006 and 2005                   6

        Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        17

Item 4.  Controls and Procedures                                           17

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Unregistered Sales of Equity Securities                           18

Item 3.  Defaults upon senior securities                                   18

Item 4.  Submission of matters to a vote of security holders               18

Item 5.  Exhibits and reports on Form 8-K                                  18

                           FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Item 1A.  RISK FACTORS

         There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements



CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
-------------------------------------------------------------------------------

                                                                             SEPT 30,      DEC 31,
                                                                               2006         2005
                                                                            ----------   ----------
                                                                             UNAUDITED     AUDITED
                                     ASSETS
CURRENT ASSETS
     Cash and equivalents                                                   $  859,609   $4,206,695
     Accounts receivable                                                         5,581      360,503
     Inventories                                                               318,599      263,634
     Loan to unaffiliated company                                            3,200,911           --
     Other receivables and prepaid expenses                                    253,411       96,626
                                                                            ----------   ----------
TOTAL CURRENT ASSETS                                                         4,638,111    4,927,458
PROPERTY, PLANT AND EQUIPMENT, NET                                             511,720      553,382
INTANGIBLE ASSETS (NET)                                                        533,094      581,593
DEFERRED TAX ASSETS                                                             42,065       41,199
                                                                            ----------   ----------

TOTAL ASSETS                                                                 5,724,990    6,103,632
                                                                            ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      72,801       34,118
     Other payables                                                             72,055       51,193
     Amount due to stockholders                                                232,013      645,021
                                                                            ----------   ----------
TOTAL CURRENT LIABILITITES                                                     376,869      730,332

MINORITY INTERESTS                                                           1,143,899    1,149,158
                                                                            ----------   ----------

TOTAL LIABILITIES                                                            1,520,768    1,879,490
                                                                            ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
        zero shares issued and outstanding                                          --           --
     Common Stock, no par value, 150,000,000 shares authorized,
        50,456,569 shares issued and outstanding as of September 30, 2006
        and December 31, 2005                                                       --           --
     Additional paid-in capital                                              3,601,932    3,601,932
     Reserve funds                                                             336,885      336,885
     Retained earnings                                                          77,972      174,416
     Accumulated other comprehensive income                                    187,433      110,909
                                                                            ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                                   4,204,222    4,224,142

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $5,724,990   $6,103,632
                                                                            ==========   ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THREE MONTHS AND NINE MONTHS ENDED SEPT 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                 THREE MONTHS     THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                     ENDED           ENDED           ENDED            ENDED
                                                   SEPT 30,         SEPT 30,        SEPT 30,         SEPT 30,
                                                     2006             2005            2006             2005
                                                 ------------     ------------    ------------     ------------
                                                   UNAUDITED        UNAUDITED       UNAUDITED        UNAUDITED
Revenue
       Products                                  $    118,063     $    280,952    $    291,651     $    957,161
       Service rendered                                30,740           34,360          84,611          116,030
                                                 ------------     ------------    ------------     ------------
          TOTAL REVENUE                               148,803          315,312         376,262        1,073,191
                                                 ------------     ------------    ------------     ------------
COST OF SALES
       Products                                        48,292           50,243         138,837          158,118
       Service rendered                                (1,763)           3,025           3,417           11,677
                                                 ------------     ------------    ------------     ------------
         TOTAL COST OF SALES                           46,529           53,268         142,254          169,795
                                                 ------------     ------------    ------------     ------------
GROSS PROFIT                                          102,274          262,044         234,008          903,396
                                                 ------------     ------------    ------------     ------------

OPERATING EXPENSES:
       Selling and distribution expenses               25,863           13,080          84,510           54,854
       General and administrative expenses            138,797          188,777         457,560          511,831
                                                 ------------     ------------    ------------     ------------
TOTAL OPERATING EXPENSES                              164,660          201,857         542,070          566,685
                                                 ------------     ------------    ------------     ------------

(LOSS) INCOME FROM OPERATIONS                         (62,386)          60,187        (308,062)         336,711
                                                 ------------     ------------    ------------     ------------
OTHER INCOME/(EXPENSE)
       Interest income                                 64,745              533         195,696            2,529
       Other (expense)/income, net                      3,187           52,605          10,663           51,450
                                                 ------------     ------------    ------------     ------------
TOTAL OTHER (EXPENSE)/ INCOME                          67,932           53,138         206,359           53,979
                                                 ------------     ------------    ------------     ------------

INCOME BEFORE INCOME TAXES                              5,546          113,325        (101,703)         390,690
Income taxes (expenses)/benefit                            --           10,221              --           34,694
                                                 ------------     ------------    ------------     ------------
Income before minority interest                         5,546          103,104        (101,703)         355,996
Minority Interest                                      (1,509)          23,568          (5,259)          82,760
                                                 ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                $      7,055     $     79,536    $    (96,444)    $    273,236
                                                 ------------     ------------    ------------     ------------

Other comprehensive loss:
Foreign currency translation gain                      41,896           90,091          76,524           90,077
                                                 ------------     ------------    ------------     ------------

COMPREHENSIVE INCOME (LOSS)                      $     48,951     $    169,627    $    (19,920)    $    363,313
                                                 ============     ============    ============     ============


Weighted average number of shares outstanding      50,456,569       50,456,569      50,456,569       50,456,569
                                                 ============     ============    ============     ============

Earnings per share, basic and diluted            $       0.00     $       0.00    $      (0.00)    $       0.01
                                                 ============     ============    ============     ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPT 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                NINE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                                  SEPT 30,        SEPT 30,
                                                                   2006            2005
                                                                -----------     -----------
                                                                 UNAUDITED       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) income                                         $   (96,444)    $   273,236
      Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
      Depreciation and amortization                                 154,315         178,267
      Minority interest's share of net (loss) income                 (5,259)         82,760
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable, net                                      355,037        (338,076)
      Inventories                                                   (48,404)          6,419
      Other receivable and prepaid expenses                        (151,566)       (137,448)
      Accounts payable and accrued expenses                          37,184           9,770
      Other payables and liabilities                                 19,378         (12,806)
      Customer Deposit                                                   --           6,835
                                                                -----------     -----------
      Net cash provided by operating activities                     264,241          68,957
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                     (42,637)        (15,623)
      Loan to unaffiliated companies                             (3,200,911)             --
                                                                -----------     -----------
      Net cash used in investing activities                      (3,243,548)        (15,623)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds advanced from shareholders                             1,000          89,182
      Repayment of advanced to shareholder                         (411,655)             --
      Payment of dividend                                                --        (138,508)
      Payment for merger expenses                                        --        (200,168)
                                                                -----------     -----------
      Net cash used in financing activities                        (410,655)       (249,494)
                                                                -----------     -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                  (3,389,962)       (196,160)
      Effect of exchange rate changes on cash                        42,876          58,120
      Cash and equivalents, at beginning of period                4,206,695       3,899,706
                                                                -----------     -----------

CASH AND EQUIVALENTS, AT END OF PERIOD                          $   859,609     $ 3,761,666
                                                                ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  CYBRDI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the following individuals to serve on the Board of Directors: Lei Liu, James Pan, Xue Bu, Lieping Chen and MinMin Qin. The new Directors subsequently elected Dr. Lei Liu as Chief Executive Officer, Mr. Yanbiao Bai as President, and Mrs. Xue Bu as Secretary and Treasurer. Lieping Chen and James Pan have since tendered their resignations as directors of the Company and Lei Liu has resigned as the Chief Executive Officer.

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

NOTE B - ASSETS

The September 30, 2006 balance sheet included total current assets of $4,638,111 and non-current assets of $1,086,879. Of these amounts, approximately $859,609 in cash and $5,581 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The other primary asset included in-current assets is loan to unaffiliated company. Loan to unaffiliated company consists of loans to Xi'an QuanYe Security Co., Ltd ("QuanYe"), an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,654,870), since January 2006. As of September 30, 2006, the loans balance had been reduced to RMB25.3 Million (equivalent to $3,200,911) and the details are listed as follows:

-------------------- --------------------------------- --------------- ------------------- ---------------------
    Contract                       Loan Amount            Interest            Term              Repayment
 Executed Date
-------------------- ------------------ -------------- --------------- ------------------- ---------------------
     1/9/2006           RMB 15,000,000     $1,871,094        8%              1 year             11/16/2006
-------------------- ------------------ -------------- --------------- ------------------- ---------------------
     1/10/2006           RMB 8,300,000     $1,035,338        8%              1 year             11/25/2006
-------------------- ------------------ -------------- --------------- ------------------- ---------------------
     1/19/2006           RMB 6,000,000      $ 748,438        5%             3 months                **
-------------------- ------------------ -------------- --------------- ------------------- ---------------------

** RMB1 million (equivalent to $124,740) , RMB2 million (equivalent to
   $249,479), and RMB1 million (Around $126,518)was repaid on April 28, 2006, June 19, 2006, and August 16, 2006 respectively. Loan of RMB 2 million (equivalent to $253,036) was extended to December 31, 2006 with an annual interest rate of 5%

Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

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

NOTE C - LIABILITIES

The September 30, 2006 balance sheet included total liabilities of $1,520,768 of which $1,143,899 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities $232,013 was due to stockholders who are also officers of the Company. The amount is an advance to the Company to assist with operations. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. The effective tax rate is approximately 7.5%. There is no tax provision for the quarter ended September 30, 2006, since there is a loss for the Company's third quarter in 2006.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of September 30, 2006, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE E - LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND, 2005.

                                             FOR THREE MONTHS         FOR THREE MONTHS
                                                 ENDED                    ENDED
                                                SEPT 30,                 SEPT 30,
                                                  2006                     2005                 2006 VS 2005
                                              ----------                ----------              ------------
                                              (UNAUDITED)               (UNAUDITED)         INCREASE/ (DECREASE)
Revenue
      Products                                $  118,063    79%         $  280,952    89%       $  (162,889)       -58%
      Service rendered                            30,740    21%             34,360    11%            (3,620)       -11%
                                              ----------                ----------              -----------
         Total revenue                           148,803   100%            315,312   100%          (166,509)       -53%
                                              ----------                ----------              -----------
Cost of sales
      Products                                    48,292                    50,243                   (1,951)        -4%
      Service rendered                            (1,763)                    3,025                   (4,788)      -158%
                                              ----------                ----------              -----------
        Total cost of sales                       46,529    31%             53,268     5%            (6,739)       -13%
                                              ----------                ----------              -----------
Gross profit                                     102,274    69%            262,044    83%          (159,770)       -61%
                                              ----------                ----------              -----------

Operating expenses:
      Selling and distribution expenses           25,863                    13,080                   12,783         98%
      General and administrative expenses        138,797                   188,777                  (49,980)       -26%
                                              ----------                ----------              -----------
Total operating expenses                         164,660   111%            201,857    19%           (37,197)       -18%
                                              ----------                ----------              -----------

Income from operations                           (62,386)  -42%             60,187     6%          (122,573)      -204%
                                              ----------                ----------              -----------
Other income/(expense)
      Interest income                             64,745                       533                   64,212      12047%
      Other (expense)/income, net                  3,187                    52,605                  (49,418)       -94%
                                              ----------                ----------              -----------
Total other (expense)/ income                     67,932    46%             53,138     5%            14,794         28%
                                              ----------                ----------              -----------

Income before income taxes                         5,546                   113,325                 (107,779)       -95%
Income taxes (expenses)/benefit                       --                    10,221                  (10,221)
                                              ----------                ----------              -----------
Income before minority interest                    5,546     4%            103,104    10%           (97,558)       -95%
Minority Interest                                 (1,509)   -1%             23,568     2%           (25,077)      -106%
                                              ----------                ----------              -----------
Net income                                    $   7,055      5%         $   79,536     7%       $   (72,481)       -91%
                                              ----------                ----------              -----------

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $148,803 for the three months ended September 30, 2006 from $315,312 for the three months ended September 30, 2005.

Tissue Chip Product: sales decreased along all product lines in the tissue chip business. The net sales decreased $162,889 to $118,063 for the three months ended September 30, 2006 as compared to $280,952 for the three months ended September 30, 2005. The decrease in net sales of our Tissue Chip business is primarily attributable to the company's new sales policy of restricting the sales to certain existing customers in China with significantly delinquent past due amounts. The decrease is partially offset by an increase in international sales. Sales volume for Tissue Chip Products in China has dropped for the three months ended September 30, 2006 as compared to September 30, 2005. International sales volume increased for the three months ended September 30, 2006 as compared to September 30, 2005.

Services: Fewer technical service orders were received during the third quarter of 2006 as compared to 2005 resulting in a decrease in sales of $3,620 to $30,740 from $34,360 for the three months ended September 30, 2006 as compared to September 30, 2005.

Gross Margin

Gross margin as a percent of sales was69% and 83% for the three months ended September 30, 2006 and 2005, respectively. Gross profit for the three months ended September 30, 2006 decreased to $102,274 from $262,044 for the three months ended September 30, 2005. The primary reason for the decrease is due to decreased sales of Tissue Chip Products in China, due to the Company new sales policy, which was partially offset by increased international sales of Tissue Chip Products. The gross margin decrease was primarily due to the reduction in units of product sales.

Operating Expenses

Our operating expenses decreased to $164,660 for the three months ended September 30, 2006 from $201,857 for the three months ended September 30, 2005. This is primarily due to an decrease in general and administrative expenses of $49,980 to $138,797 for the three months ended September 30, 2006 from $188,777 for the three months ended September 30, 2005. This decrease was offset by an an increase in selling and distribution expenses of $12,783 to 25,863 for the three months ended September 30, 2006 from $13,080 for the three months ended September 30, 2005. The decrease in general and administrative expenses was primarily due to the reduction of office expenses, consulting fee, professional expenses, and depreciation for deferred assets in year 2006. The increase in selling expenses is primary due to the membership fee $11,386 (RMB91,185) allocated from Tinmei Lelier Slim Body Medical Tech in the third quarter of 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to September 30, 2006, the Company did not generate any income from this membership.

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended September 30, 2006 due to no taxable income in year 2006. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended September 30, 2006 and 2005. Due to operating losses for the third quarter 2006, the Company does not need to pay income tax for the quarter ended September 30, 2006.

THE FOLLOWING TABLE SETS FORTH CERTAIN ITEMS IN OUR UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

                                            FOR NINE MONTHS           FOR NINE MONTHS
                                                ENDED                     ENDED
                                               SEPT 30,                  SEPT 30,
                                                 2006                      2005                 2006 VS 2005
                                              ----------                ----------              ------------
                                             (UNAUDITED)                (UNAUDITED)         INCREASE/ (DECREASE)
Revenue
      Products                                $  291,651    78%         $  957,161    89%       $  (665,510)       -70%
      Service rendered                            84,611    22%            116,030    11%           (31,419)       -27%
                                              ----------                ----------              -----------
         Total revenue                           376,262   100%          1,073,191   100%          (696,929)       -65%
                                              ----------                ----------              -----------
Cost of sales
      Products                                   138,837                   158,118                  (19,281)       -12%
      Service rendered                             3,417                    11,677                   (8,260)       -71%
                                              ----------                ----------              -----------
        Total cost of sales                      142,254    38%            169,795    16%           (27,541)       -16%
                                              ----------                ----------              -----------
Gross profit                                     234,008    62%            903,396    84%          (669,388)       -74%
                                              ----------                ----------              -----------
Operating expenses:
      Selling and distribution expenses           84,510                    54,854                   29,656         54%
      General and administrative expenses        457,560                   511,831                  (54,271)       -11%
                                              ----------                ----------              -----------
Total operating expenses                         542,070   144%            566,685    53%           (24,615)        -4%
                                              ----------                ----------              -----------
Income from operations                          (308,062)  -82%            336,711    31%          (644,773)      -191%
                                              ----------                ----------              -----------
Other income/(expense)
      Interest income                            195,696                     2,529                  193,167       7638%
      Other (expense)/income, net                 10,663                    51,450                  (40,787)       -79%
                                              ----------                ----------              -----------
Total other (expense)/ income                    206,359    55%             53,979     5%           152,380        282%
                                              ----------                ----------              -----------
Income before income taxes                      (101,703)                  390,690                 (492,393)      -126%
Income taxes (expenses)/benefit                       --                    34,694                  (34,694)
                                              ----------                ----------              -----------
Income before minority interest                 (101,703)  -27%            355,996    33%          (457,699)      -129%
Minority Interest                                 (5,259)   -1%             82,760     8%           (88,019)      -106%
                                              ----------                ----------              -----------
Net income                                    $ (96,444)   -26%         $  273,236    25%       $  (369,680)      -135%
                                              ----------                ----------              -----------

NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Cybrdi generates two categories of revenues: tissue chip product and services. The net sales decrease to $376,262 or the nine months ended September 30, 2006 from $1,073,191 for the nine months ended September 30, 2005.

Tissue Chip Product: sales decreased along all product lines in the tissue chip business. The net sales decreased $665,510to $291,651 for the nine months ended September 30, 2006 as compared to $957,161 for the nine months ended September 30, 2005. The decrease in net sales of our Tissue Chip business is primarily attributable to the company's new sales policy of restricting the sales to certain existing customers in China with significantly delinquent past due amounts. The decrease is partially offset by an increase in international sales. Sales volume for Tissue Chip Products in China has dropped for the nine months ended September 30, 2006 as compared to September 30, 2005. International sales volume increased for the nine months ended September 30, 2006 as compared to September 30, 2005.

Services: Fewer technical service orders were received during the first ,second and third quarter of 2006 as compared to 2005 resulting in a decrease in sales of $31,419 declining to $84,611 from $116,030 for the nine months ended September 30, 2006 as compared to September 30, 2005.

Gross Margin

Gross margin as a percent of sales was 62% and 84% for the nine months ended September 30, 2006 and 2005, respectively. Gross profit for the nine months ended September 30, 2006 decreased to $234,008 from $903,396 for the nine months ended September 30, 2005. The primary reason for the decrease was due to decreased sales of Tissue Chip Products in China. This again was partially offset by increased international sales of Tissue Chip Products. The gross margin decrease was primarily due to the reduction in units of product sales.

Operating Expenses

Our operating expenses decreased $24,615 to $542,070 for the nine months ended September 30, 2006 from $566,685 for the nine months ended September 30, 2005. This is primarily due to an increase in selling and distribution expenses of $29,656 to $84,510 for the nine months ended September 30, 2006 from $54,854 for the nine months ended September 30, 2005, and was partially due to an decrease in general and administrative expenses of $54,271 to $457,560 for the nine months ended September 30, 2006 from $511,831 for the nine months ended September 30, 2005. The decrease in general and administrative expenses was primarily due to the reduction of office expenses, consulting fee, professional expenses, travel expenses, and depreciation for deferred assets in year 2006. The increase in selling expenses is primary due to the membership fee $34,159 (RMB273,555) allocated from Tinmei Lelier Slim Body Medical Tech for nine months ended September 30, 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to September 30, 2006, the Company did not generate any income from this membership

Income Taxes

The Company has not recorded a provision for federal income tax for quarter ended September 30, 2006 due to no taxable income incurred for nine months ended September 30, 2006. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next six years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended September 30, 2006 and 2005. Due to operating losses for the nine months ended September 30, 2006, the Company does not need to pay income tax for the quarter ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (accounts receivable plus inventory less accounts payable) decreased by $338,640 from $590,019 as of December 31, 2005 to $251,379, as of September 30, 2006. The decrease was primarily due to a decrease in accounts receivable of $354,922 from $360,503, at December 31, 2005 to $5,581 at September 30, 2006, and an increase in accounts payable of $38,683, from $34,118 at December 31, 2005 to $72,801, at September 30, 2006, which was offset by an increase in inventory of $54,965 from $263,634 at December 31, 2005 to $318,599 at September 30, 2006. Decrease in net sales on Tissue Chip Product as result of the Company's new sales policy is attributable to the decrease in account receivables and increase in inventories. The increase in accounts payables and accrued expenses is primary due to unpaid professional fees of $.40,650.

The Company has $42,637 and $15,623 capital fix assets expenditure for the nine months ended September 30, 2006 and 2005. Included in investing activities is also a loan to unaffiliated company of $3,200,911 for nine months ended September 30, 2006. Financing activities for the nine months ended September 30, 2006 consumed $411,655 reflecting a repayment of advance to shareholders, and received $1,000 proceeded advanced from shareholders.

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

Item 4.  Controls and Procedures

         An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

                                              CYBRDI, INC.


DATE:  December 27, 2006                      /s/ Yanbiao Bai
                                              ---------------
                                              Yanbiao Bai
                                              Chief Executive Officer and
                                              President