Form 10-K/A
period 2005-12-31
Cybrdi, Inc.
filed 2007-01-12
CIK 19002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                  FORM 10-K/A-1
                                 ---------------


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


Indicate by a check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

50,456,567 shares of Common Stock, without par value, as of December 31, 2006

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of December 31, 2006 was $2,103,924 based on a closing bid price of $0.06 and a total of 35,065,404 shares held by non-affiliates


              APPLICALBE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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


           YEAR              PERIOD                 HIGH             LOW
           ----              ------               -------          ------
           2004          First Quarter            $ 0.450          $ 0.115
                         Second Quarter             0.145            0.115
                         Third Quarter              0.300            0.110
                         Fourth Quarter             0.350            0.170
           2005          First Quarter              0.900            0.200
                         Second Quarter             0.750            0.280
                         Third Quarter              0.440            0.200
                         Fourth Quarter             0.285            0.160

           2006          First Quarter              0.200            0.120
                         Second Quarter             0.12             0.07
                         Third Quarter              0.10             0.07
                         Fourth Quarter             0.07             0.06



(a)  Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company Inc., whose address is 6201 15th Ave. Brooklyn, NY 11219 Their telephone number is
(212)936-5100.

(b)  Stockholders

As of December 2006, there were approximately 1,333 record holders of our common stock. As of May 31, 2006, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

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


                                2005          2004          2003         2002*           2001*
                            -----------   -----------   -----------   -----------    -----------
Net sales                   $ 1,427,799   $ 1,533,043   $ 1,227,394   $   750,000    $ 1,475,000
Net income (loss) from
continuing operations       $     5,128   $   488,833   $   260,350   ($  945,000)   ($  451,000)
Net income (loss) from
discontinued operations              --            --            --            --    ($   30,000)
Net income (loss)           $     5,128   $   488,833   $   260,350   ($  945,000)   ($  481,000)
Net income (loss) per
common share                $      0.00   $      0.02   $      0.01   ($     0.30)   ($     0.15)
Total assets                $ 6,103,632   $ 5,737,261   $ 4,745,236   $ 1,203,000    $ 2,220,000
Long-term debt                       --            --            --            --             --
Working capital             $ 4,796,714   $ 4,416,664   $ 2,628,334   $   911,000    $ 1,831,000
Stockholders' equity        $ 4,224,142   $ 4,099,661   $ 3,087,340   $ 1,065,000    $ 2,014,000


FISCAL 2005                                      QUARTERLY PERIOD ENDED
------------------------------   ----------------------------------------------------
                                 3/31/2005      6/30/2005    9/30/2005     12/31/2005
Net revenues                     $ 358,329     $ 399,550     $ 315,000     $ 354,920
Gross profit                       305,710       335,642       262,000       244,609

Net income                          90,053       103,647        80,000      (268,572)
Net income per common share:
  Basic & Diluted                       --            --            --            --


FISCAL 2004                                      QUARTERLY PERIOD ENDED
------------------------------   ----------------------------------------------------
                                 3/31/2004      6/30/2004    9/30/2004     12/31/2004
Net revenues                       357,475       368,382       393,000       414,186
Gross profit                       303,313       291,753       306,000       299,077
Net income                         105,727       104,382       129,000       149,724
Net income per common share:
  Basic & Diluted                       --            --            --            --


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


Date:  January 9, 2007

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



Name and Principal Position                   Signature               Date
--------------------------------------------------------------------------------
YanBiao Bai, Chairman, CEO and President      /s/YanBaio Bai     January 9, 2007

Lei Liu, Director                             /s/Lei Liu         January 9, 2007

Xue Bu, Director, Treasurer & COO             /s/Xue Bu          January 9, 2007

--------------------------------------------------------------------------------

                           CYBRDI INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                           CYBRDI INC. AND SUBSIDIARY

                                    CONTENTS



PAGE          1      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE          3      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 AND 2004

PAGE          4      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

PAGE          5      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

PAGE          6      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2005, 2004 AND 2003

PAGE         7 - 17  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MS Group CPA LLC

MS Group CPA LLC
New York, NY
March 9, 2006

[L O G O] WEINBERG & COMPANY, P.A.
          ---------------------------
         CERTIFIED PUBLIC ACCOUNTANTS




            REPORET OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of:
Cybrdi Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity and cash flows of Cybrdi Inc. and Subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated finanical statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cybrdi Inc. and Subsidiary for the year ended December 31, 2003, in conformity with accounting policies generally accepted in the United States of America.


/s/ WEINBERG & COMPANY, P.A.
---------------------------------------
WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April, 9, 2004

Belle Glades Road o Suite 314       1925 Century Park East o Suite 1120                          Room 2707, 27/F
Boca Raton, Florida 33434              Los Angeles, California 90067           Shui On centre o 6-8 Harbour Road
Telephone: 561.487.5765                   Telephone: 310.601.2200                     Wanchai, Hong Kong, P.R.C.
Facsimile: 561.487.5766                   Facsimile: 310.601.2201                       Telephone: 852-2780-7231
                                            www.cpaweinberg.com                         Facsimile: 852-2780-8717


CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004
================================================================================

                                                                                     Dec 31,        Dec 31,
                                                                                      2005           2004
                                                                                   ----------     ----------
                                          ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $4,206,695     $3,899,706
Accounts receivable                                                                   360,503        252,179
Inventories                                                                           263,634        264,827
Other receivables and prepaid expenses                                                 96,626          7,058
                                                                                   ----------     ----------
TOTAL CURRENT ASSETS                                                                4,927,458      4,423,770
PROPERTY, PLANT AND EQUIPMENT, NET                                                    553,382        628,897
INTANGIBLE ASSETS (NET)                                                               581,593        644,423
DEFERRED TAX ASSETS                                                                    41,199         40,171
                                                                                   ----------     ----------

TOTAL ASSETS                                                                       $6,103,632     $5,737,261
                                                                                   ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                              $   34,118     $       47
Other payables                                                                         51,193         59,133
Amount due to stockholders                                                            645,021        555,222
                                                                                   ----------     ----------
TOTAL CURRENT LIABILITITES                                                            730,332        614,402

MINORITY INTERESTS                                                                  1,149,158      1,023,198
                                                                                   ----------     ----------

TOTAL LIABILITIES                                                                   1,879,490      1,637,600
                                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding                                                         --             --
Common Stock, no par value in 2005 and $0.10 par value in 2004,
150,000,000 shares in 2005 and 35,000,000 shares in 2004 authorized,
50,456,569 shares in 2005 and 30,210,000 shares in 2004 issued and outstanding             --      3,021,000
Additional paid-in capital                                                          3,601,932        572,232
Reserve funds                                                                         336,885        240,416
Retained earnings                                                                     174,416        265,757
Accumulated other comprehensive income                                                110,909            256
                                                                                   ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                                          4,224,142      4,099,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $6,103,632     $5,737,261
                                                                                   ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
================================================================================

                                                     Year ended        Year ended       Year ended
                                                    December 31,      December 31,     December 31,
                                                        2005             2004              2003
                                                    ------------      ------------     ------------
Revenue
      Products                                      $  1,173,171      $  1,175,235     $    812,954
      Service rendered                                   254,628           357,808          414,440
                                                    ------------      ------------     ------------
         Total revenue                                 1,427,799         1,533,043        1,227,394
                                                    ------------      ------------     ------------
Cost of sales
      Products                                           244,331           294,373          256,354
      Service rendered                                    35,507            38,527           40,522
                                                    ------------      ------------     ------------
        Total cost of sales                              279,838           332,900          296,876
                                                    ------------      ------------     ------------
Gross profit                                           1,147,961         1,200,143          930,518
                                                    ------------      ------------     ------------

Operating expenses:
      Selling and distribution expenses                  100,173            79,887           66,398
      General and administrative expenses                581,835           581,596          548,896
                                                    ------------      ------------     ------------
Total operating expenses                                 682,008           661,483          615,294
                                                    ------------      ------------     ------------

Income from operations                                   465,953           538,660          315,224
                                                    ------------      ------------     ------------
Other income/(expense)
      Interest income                                     30,408             8,140            7,150
      Other (expense)/income, net                       (317,127)           91,249           36,718
                                                    ------------      ------------     ------------
Total other (expense)/ income                           (286,719)           99,389           43,868
                                                    ------------      ------------     ------------

Income before income taxes                               179,234           638,049          359,092
Income taxes (expenses)/benefit                          (48,097)               --           40,170
                                                    ------------      ------------     ------------
Income before minority interest                          131,137           638,049          399,262
Minority Interest                                        126,009           149,216          138,912
                                                    ------------      ------------     ------------

Net income                                          $      5,128      $    488,833     $    260,350

Other comprehensive loss:
Foreign currency translation gain                        110,653                68              188
                                                    ------------      ------------     ------------

Comprehensive income                                $    115,781      $    488,901     $    260,538
                                                    ============      ============     ============


Weighted average number of shares outstanding *       50,456,569        43,349,722       33,817,641
                                                    ============      ============     ============

Earnings per share, basic and diluted               $       0.00      $       0.01     $       0.01
                                                    ============      ============     ============

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

                                                                                            Retained     Accumulated
                                                              Additional                    earnings /      other
                                        Common Stock           paid-in        Reserve      accumulated   comprehensive
                                   Shares         Amount       capital         fund          deficit        income         Total
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------
Balance as of
  December 31, 2003               24,619,355   $ 2,461,936   $   607,876    $   118,234    $  (100,894)   $      188    $ 3,087,340

Capital contribution               5,590,645       559,064       447,252             --             --            --      1,006,316

Net income                                --            --            --             --        488,833            --        488,833

Imputed rent expenses                     --            --         8,700             --             --            --          8,700

Write off private placement
  cost                                    --            --      (491,596)            --             --            --       (491,596)

Appropriation of
  Reserve funds                           --            --            --        122,182       (122,182)           --             --

Foreign currency
  translation gain                        --            --            --             --             --            68             68
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------

Balance as of
  December 31, 2004               30,210,000     3,021,000       572,232        240,416        265,757           256      4,099,661

Recapitalization                 (30,210,000)   (3,021,000)    3,021,000             --             --            --             --

Merged with Cybrdi Maryland       50,456,569            --            --             --             --            --             --

Net income                                --            --            --             --          5,128            --          5,128

Imputed rent expenses                     --            --         8,700             --             --            --          8,700

Appropriation of
  Reserve funds                           --            --            --         96,469        (96,469)           --             --

Foreign currency
  translation gain                        --            --            --             --             --       110,653        110,653
                                ------------   -----------   -----------    -----------    -----------    ----------    -----------

Balance as of
 December 31, 2005                50,456,569   $        --   $ 3,601,932    $   336,885    $   174,416    $  110,909    $ 4,224,142
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

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,2005, 2004 AND 2003
================================================================================

                                                                Year ended      Year ended      Year ended
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

         Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired 80% interest of the Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquired.

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

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         (r) Government grants - Government grants and awards given to the Company after successful completion of product development projects are recognized as income upon receipts of the awards.


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

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the CIT rate of 33 percent and 24 percent in 2004 and 2003 to net income) as follows:

                                                         2004           2003
                                                      ----------     ----------
                  Computed "expected" expense         $  268,663     $  209,759
                  Effect of unused net operating
                    loss carried forward                      --        (40,810)
                  CIT exemption                         (268,663)      (168,949)
                                                      ----------     ----------
                  Income tax expense                  $       --     $       --
                                                      ==========     ==========

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


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of December
         31:

                                                         2005           2004
                                                      ----------     ----------
         At cost:-
              Buildings                               $   64,758     $   63,144
              Plant and machinery                        395,741        383,424
              Motor vehicles                             254,004        234,341
              Office equipments                           94,598         77,178
              Leasehold improvement                      226,520        220,873
              Software - website                          83,963         82,160
                                                      ----------     ----------
                                                       1,119,584      1,061,120
         Less: Accumulated depreciation and
                 amortization                            566,202        432,223
                                                      ----------     ----------

         Net book value                               $  553,382     $  628,897
                                                      ==========     ==========


         Depreciation and amortization expenses for the years ended December 31, 2005, 2004 and 2003 were $133,979, $114,355 and $140,216, respectively.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.       INVENTORIES

         Inventories consist of the following as of December 31:

                                                   2005          2004
                                                 --------     --------
                Raw materials                    $ 11,723     $ 17,168
                Finished goods                    251,911      247,659
                                                 --------     --------
                                                 $263,634     $264,827
                                                 ========     ========

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31:

                                                   2005         2004
                                                 --------     --------
                Patent                           $773,227     $773,227
                Less : Accumulated amortization   191,634      128,804
                                                 --------     --------
                                                 $581,593     $644,423
                                                 ========     ========

         Amortization expenses for the years ended December 31, 2005, 2004, and 2003 were $62,830, $77,282 and $51,522, respectively.

         Expected amortization expenses in the next five years are as follows:

                           2006                  $ 62,830
                           2007                    62,830
                           2008                    62,830
                           2009                    62,830
                           2010                    62,830


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

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         The reserve funds consist of the following as of December 31:

                                                            2005        2004
                                                         ---------   ----------
         Statutory reserve                               $ 224,590   $ 160,277

         Enterprise development reserve                    112,295      80,139
                                                         ---------   ----------
                                                         $ 336,885   $ 240,416
                                                         =========   =========

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

         Major Suppliers:

         The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):
                           Number of                 Percentage
         Year Ended        Suppliers                 of Total
         ----------        ---------                 ----------
         2005                      3                       69.4%
         2004                      3                       72.2%
         2003                     --                         --

         At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                                       Year Ended December 31, 2005
                                -----------------------------------------
                                United States     China           Total
                                -------------   ----------     ----------
         Revenue                $     258,028   $1,169,771     $1,427,799

         Long-lived
         assets                 $      10,572   $1,165,602     $1,176,174



                                       Year Ended December 31, 2004
                                -----------------------------------------
                                United States     China           Total
                                -------------   ----------     ----------
         Revenue                $     505,395   $1,027,648     $1,533,043

         Long-lived
         assets                 $      11,245   $1,302,245     $1,313,490

                           CYBRDI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                       Year Ended December 31, 2003
                                -----------------------------------------
                                United States     China           Total
                                -------------   ----------     ----------
         Revenue                $     261,488   $  965,906     $1,227,394

         Long-lived
         assets                 $      13,082   $1,471,099     $1,484,181


15.      SUBSEQUENT EVENT

         In January 2006, the Company advanced approximately $2,478,253 or RMB 20,000,000 to Xian Don Yei Security Co., a unrelated PRC registered company located in Xian. Xian Don Yei Security Co. is engaged in pawnshop business and their primary business is offering alternative financing to small local companies. The advances made by the Company are short term loans and earn interest from 5% to 8% over a term of 3 months to one year. All advances will be repaid by November 2006.