Form 10KSB
period 2006-12-31
Cybrdi, Inc.
filed 2007-04-17
CIK 19002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-k.

Indicate by a check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 50,456,569 shares of Common Stock, without par value, as of March 31, 2007.

State issuer's revenues for its most recent fiscal year ended December 31, 2006:
$542,286

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of March 31, 2007 was approximately $1,652,007 based on a closing bid price of $0.04 and a total of 41,300,172 shares held by non-affiliates.

APPLICALBE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                           (PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes [ ]     No [ ]     Not Applicable [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

ITEM 1      Description of Business                                           3
ITEM 2      Description of Property                                           9
ITEM 3      Legal Proceedings                                                 9
ITEM 4      Submission of matters to a vote of security holders              10

PART II

ITEM 5      Market For Common Equity and Related Stockholder Matters         10
ITEM 6      Management Discussion and Analysis                               11
ITEM 7      Selected Financial Data                                          11
ITEM 8      Financial Statements                                             15
ITEM 9A     Changes In And Disagreements With Accountants Accounting And
            Financial Disclosures                                            15
ITEM 9B     Controls and Procedures                                          16
ITEM 9C     Other Information                                                16

PART III

ITEM 10     Directors, Executive Officers, Promoters And Control Persons,
            Compliance With Section 16(A) Of The Exchange Act.               16
ITEM 11     Executive Compensation                                           18
ITEM 12     Certain Relationships and Related Transaction                    20
ITEM 13     Exhibits                                                         20
ITEM 14     Principal Accounting Fees and Services                           21

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 7.8041 for assets and liabilities, and weight average rate US$1.00 to RMB7.923 for revenue and expenses in year 2006. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

Please see Note 3 summary of significant accounting policy item (l) for Foreign currency translation

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

Until around June 2004, the Company's business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that it's audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company.

In November 2004, the Company, through Certron Acquisition Corp., a newly formed Maryland corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all of the issued and outstanding shares of common stock of Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired all of the issued and outstanding shares of common stock of Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland were the owners of approximately 93.8% of the outstanding shares of the Company's common stock.

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

Our operating revenues decreased from $1,427,799 to $542,286 in 2006, and we incurred a net loss of $187,055 as compared to net income of $5,128 in 2006. Please refer to Item 6. "Management's Discussion and Analysis".

BUSINESS OVERVIEW

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

While we continue to market and develop our products, management has determined to place any of its cash that is not immediately required for its future growth or operations with non-affiliated third party borrowers. These are short-term unsecured loan obligations that enable the Company to generate interest revenue at a rate that is significantly higher than those available from Chinese banks. Sour our Financial Statements and Item 6 for a more detailed description.

THE EMPLOYEES

As of December 31, 2006, we had approximately 51 full-time employees (employees in China, and 1 in Maryland).

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

Chaoying Biotech owns an 18,000 square foot, approximately 2000 m 2, in Shaanxi, China which includes a manufacturing facility and a pathology and molecule laboratory. We have established the standard tissue chip production, processing procedure and quality control system in our facility. We have also established an electronic management system to effectively manage biologic information databank.

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

Due to increased competition in China, tighter credit policies, and our clients receiving reduced funding from the Chinese government, our technical service sector has experienced declines in revenues in China during the year 2006.

MARKET OPPORTUNITIES AND COMPETITION

CHINA BIOTECH TRENDS

Biotechnology research has been supported by the Chinese government; becoming a designated key industry in China's scientific development plan in 1986. However, most biotech investment has been made in the areas of basic research in government funded laboratories or government linked companies focused on major scientific discoveries in gene function. Cybrdi received a government grant of $56,263 (U.S. equivalency) and $12,168 (U.S. equivalency) in 2006.

MARKETING STRATEGIES

China Market: By leveraging existing hospital relationships and Shaanxi Chaoying's, marketing channels, we have marketed TMA products, medical care products and other services within the China market. We have two primary regional focuses in China, the Northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Zhejiang Province and Shangdong Province. We market and intend to market our product and services through our own direct sales efforts and by utilizing independent distributors.

International Marking Strategy: By leveraging our know-how and infrastructure of China operations, we are attempting to expand international distribution channels. We currently have distributors in the US, Canada, Germany, Italy, Belgium, Japan and Taiwan. While we see further opportunities in North America, Europe and other Chinese markets, our current focus will be on existing distribution channels.

COMPETITION

Our TMA products are facing increased competition. While the high costs and strict patient information protocol associated with tissue collection in most developed economies make it difficult for companies with competing products of similar quality to compete, cost differences are narrowing. Furthermore, established genomics firms such as Ambion and Clinomics outsource most TMA production yet are beginning to offer the wide product series variety demanded by the global research community. This presents increased price and service competition for us under either in-house and/or through OEM programs.

At the other end of the price spectrum, low-priced tissue chips are providing better quality and adequate density. The production of qualified TMAs requires expertise in several scientific areas including pathology, immunology, molecular and biology. Producers of TMA must also meet in hygienic standards, quality controls, and special materials processing and shipping procedures not only in the country of manufacture but for usage in the country of ultimate destination. In addition, because of the high cost of reliable commercial TMAs, and, conversely, the low quality of low cost TMAs, many research institutions had previously established their own production teams for in-house research needs prior to the introduction of our TMAs.


INTELLECTUAL PROPERTY

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. Currently we own four invention patents:

----------------------------------------------- --------------------------- ------------------------------
                NAME OF PATENT                        NUMBER OF PATENT              AWARDED TIME
----------------------------------------------- --------------------------- ------------------------------
Tissue Microarrays (TMAs)                              ZL01128783.7                 June 1st 2005
----------------------------------------------- --------------------------- ------------------------------
A way to test content of special antibody in
body fluid in a certain part                           ZL01131756.6              December 15th 2004
----------------------------------------------- --------------------------- ------------------------------
Diabetes   autoimmune   antibody   test   kit
multiplex Chip, equipment and method                   ZL02145561.9              November 17th 2004
----------------------------------------------- --------------------------- ------------------------------
Diabetes immunization antibody testing
protein chips and its own preparation,
detection methods                                      ZL02145535.X               October 27th 2004
----------------------------------------------- --------------------------- ------------------------------

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

We plan to continue to enhance research and development in TMAs and technical service by expanding our virtual tissue array data bank (vTMAB) to meet expected growing demand from various research institutions and medical universities and colleges. Offering our products and services on a price competitive basis will be a key to meeting this growing market demand.

Our strategic focuses in the near future also include the biotechnology cosmetics and healthcare products, and health diagnosis for obesity and skin disease.

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K or Form 10-KSB, quarterly reports on Form 10-QSB or Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at
(301)644-3901 if they desire copies of any of our filings with the Securities and Exchange Commission.

RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

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

OUR BUSINESS IS HEAVILY DEPENDENT ON THE ECONOMIC GROWTH OF CHINA

At the current time, our business is heavily dependent on the economy and developing middle and upper class in China. Should the country suffer an economic downturn or should the government imposed restrictions on the growth of private companies and the ability of a large consumer class to earn money in the private sector our business will suffer. To the extent that any of the foregoing should occur, our revenues will decline significantly.

WE HAVE LOANED OVER $3 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $3.2 million, representing approximately 69% of the Company's assets. The loans were placed to secure additional interest income. However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations. Litigation could be costly to enforce the loan obligations and may deprive the Company of the use of the cash for a significant period of time.

RELIANCE ON SINGLE CUSTOMER

We generated approximately 31.8% of our revenues from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or, direct their business to a competitor, our business operations will suffer.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTROL COSTS AND EXPENSES.

If our business grows, costs will increase. Management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if the Company is successful in expanding its operations (of which there can be no assurance), our management still may not be able to control costs and expenses adequately, and therefore such expansion may result in operating losses. Likewise, if we have reduced revenues like we had this past year, there can be no assurance that we will be able to reduce our expenses to offset any decline in revenues.

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

RESEARCAH AND DEVELMENT CAN BE COSTLY

Medical advances are taking place at a rapid pace. In order to stay competitive, and bring state of the art TMAs to the market at competitive prices will require us to continue to devote significant resources to research and development. There can be no assurance that we will have sufficient cash flow to make this commitment on a going forward basis.

RELIANCE ON CURRENT MANAGEMENT

We are reliant on our current management team to help us fully implement our business plan. The loss of any of their services could have a material adverse impact on the implementation of our business plan and our future growth. We do not carry any type of key man insurance. During this past year, Dr. Liu resigned as a director for personal reasons. Dr, Liu is in charge of our activities in Maryland and will continue to run our US operations. We have not yet filled this vacancy on our Board of Directors.

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

The COMPANY DOES NOT EXPECT TO PAY CASH DIVIDENDS IN TH EFORESEEABLE FUTURE.

Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT A SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

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

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Beauty & Cosmetics Group Co, Inc. We pay $5,017 per month in rent (equivalent to RMB 40,000 per month) and will expire December 31, 2007. We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we need to locate additional rental properties, we do not anticipate any problems in securing additional leased space.

ITEM 3.  LEGAL PROCEEDINGS

There are no materials pending legal proceedings to which we are a party. We were notified by a letter dated June 2, 2000 received June 6, 2000 that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2005, we have accrued a sufficient amount to cover any potential liabilities from this matter.

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

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCBB and the Pink Sheets. The reported bids quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

         YEAR               PERIOD                     HIGH              LOW
         ----               ------                     ----              ---
         2004               First Quarter              0.450            0.115
                            Second Quarter             0.145            0.115
                            Third Quarter              0.300            0.110
                            Fourth Quarter             0.350            0.170

         2005               First Quarter              0.900            0.200
                            Second Quarter             0.750            0.280
                            Third Quarter              0.440            0.200
                            Fourth Quarter             0.285            0.160

         2006               First Quarter              0.200            0.120
                            Second Quarter              0.10             0.07
                            Third Quarter               0.10             0.05
                            Fourth Quarter              0.06             0.05

         2007               First Quarter               0.10             0.08

(a) Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company Inc., whose address is 6201 15th Ave. Brooklyn, NY 11219 their telephone number is
(212)936-5100.

(b) Stockholders

As of March 31, 2007, there were approximately 1,333 record holders of our common stock. As of March 31, 2007, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

None.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2002 through 2006. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

                              2006           2005          2004          2003          2002*
                          -----------    -----------   -----------   -----------   -----------
Net sales                 $   546,286    $ 1,427,799   $ 1,533,043   $ 1,227,394   $   750,000
Net income (loss) from
continuing operations        (187,055)   $     5,128   $   488,833   $   260,350   $  (945,000)
Net income (loss) from
discontinued operations            --             --            --            --
Net income (loss)            (187,055)   $     5,128   $   488,833   $   260,350   $  (945,000)
Net income (loss) per
common share                    (0.00)   $      0.00   $      0.02   $      0.01   $     (.030)
Total assets              $ 5,653,841    $ 6,103,632   $ 5,737,261   $ 4,745,236   $ 1,203,000
Long-term debt                     --             --            --            --
Working capital             4,258,523    $ 4,796,714   $ 4,416,664   $ 2,628,334   $   911,000
Stockholders' equity      $ 4,159,095    $ 4,224,142   $ 4,099,661   $ 3,087,340   $ 1,065,000

----------
* As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland. Financial information for the fiscal year ended 2002 is that of Certron Corporation for information purposes.

No cash dividends have been paid during the five-year period ended December 31, 2006.

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

Plan of Operations

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

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues

Cybrdi generates two categories of revenues: revenues from the sale of our tissue chip products and from services. Total revenues declined from $1,427,799 to $542,286.

Tissue Chip Product: sales declined$732,164 from $1,173,171 to $441,007, a decline of approximately 62.41%. While sales at our U.S. based subsidiary, increased slightly from approximately $258,028 to $271,279, revenues from China declined from $1,169,771 to $271,007. This decrease was primarily due to the client level of Chao Ying changed with different unit sale price involved. In year 2005 Chao Ying sale most his products to the clients in China with the higher unit sales price while it sale the most of its products to the clients in USA with the lower unit sales price in the year 2006. After eliminated the intercompany transactions between Cybrdi Inc and Chao Ying, Chao Ying sale 70.62% of its products to USA clients in year 2006 while it sales only 6.52% of its products to USA clients in year 2005.

In year 2006, tissue chip sales in China had more competition (more competitors added into our business field) and some former customers in China, especially medical colleges and hospitals, have become capable of making tissue array products by themselves. Accordingly we had decreased our sales in China with higher unit sales price, and increased our sales to USA clients with lower unit sales price.

Also, prior to year 2005, we advanced the credit to our customers, while we required purchasers to prepay the sales order in year 2006. This has created a significantly reduced demand to purchase our products. Finally government grants to some scientific institutions have declined. With fewer funds, there has been a decline in demand for our products

Services: Fewer technical service orders were received during 2005 as compared to 2004 resulting in a decrease in sales from $254,628 to $101,279 or approximately 60.22% decreased. We believe that this decline is primarily attributable to increased competition from larger better financed multinationals that can compete on the basis name recognition and pricing. We believe that we will be able to compete in the future based upon the quality of service we can provide.

Gross Margin

Gross margin as a percent of sales was 49.43% and 80.40% for the year ended December 31, 2006 and 2005, respectively. Gross profit for the year ended December 31, 2006 decreased to $268,072 from $1,147,961 for the year ended December 31, 2005. The primary reason for the decrease was the gross profit of the Company's subsidiary in PRC ("Chao Ying") has a large decreased in year 2006. This decrease was primarily due to the client level of Chao Ying changed with different unit sale price involved. In year 2005 Chao Ying sale most his products to the clients in China with the higher unit sales price while it sale the most its products to the clients in USA with the lower unit sales price in the year 2006. After eliminated the intercompany transactions between Cybrdi Inc and Chao Ying, Chao Ying sale 70.62% of its products to USA clients in year 2006 while it sales only 6.52% of its products to USA clients in year 2005.

Operating Expenses

Despite reduced revenues, our operating expenses increased $12,062 from $682,008 to $694,070. Selling expenses increased $7,511 from $100,173 to $107,684 while general and administrative expenses increased $4,551from $581,835 to $586,386. The increase in general and administrative expenses was primarily due to the increase of consulting fee and professional expenses in year 2006.The increase in selling expenses is primary due to the membership fee increased $38,126 (RMB303,950) from $45,751 to $7,625.allocated from Tinmei Lelier Slim Body Medical Tech for the year ended December 31, 2006 for the Company to use Lelier's trade mark, technology and products. The effective period for this membership is from November 10th 2005 to December 31, 2007. For the period from November 10th 2005 (date of membership start) to December 31, 2006, the Company did not generate any income from this membership

Other Income

We generated $173,072 in interest income in year 2006. Most of this interest income is due to loans which we have made to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2006, the loans balance had been reduced to RMB25.3 Million (equivalent to $3,241,886). Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

Income Taxes

The Company has not recorded a provision for federal income tax for year ended December 31, 2006 due to utilization of net operating loss carry forward to offset taxable income in United States. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2006. No taxes are due for 2006 as a result of our loss.

LIQUIDITY AND CAPITAL RESOURCES
DECEMBER 31, 2006 AS COMPARED TO DECEMBER 31, 2005

We had a working capital balance (current assets less current liabilities) of $4,258,523 as of December 31, 2006 as compared to a working capital balance of $4,197,126 as of December. The increase was primarily due to an increase in loans to nonaffiliated of $3,241,886. This was partially offset by a reduction in our cash balance from $4,206,695 to $782,899. The reduction in our cash balance is due to management's decision to make interest bearing loans during any period in which there was no immediate cash requirement. Property, plant and equipment totaled $505,714 and our patents were valued at $519,415, The decrease in property, plant and equipment is the result of accumulated depreciation and old equipments disposal which we incurred during the year while the decrease in our patents is the result of amortization expenses which we incurred during the year.

Total current liabilities declined from $730,332 to $370,189. The primary reason for this decline was the reduction in amounts due to stockholders/officers from $645,021 to $205,218. During 2005 and 2006, these stockholders/officers made non interest bearing loans to the Company to assist with operations.

Cash provided by operating activities was $258,210 for the year ended December 31, 2006 as compared to $181,915 for the year ended December 31, 2005.The primary reason for this increase was our ability to collect on a number of delinquent account receivables.

The Company had $23,335 in capital expenditure for the year ended December 31, 2006 as compared to capital spending of $30, 173 for the year ended December 31, 2005. Financing activities for the year ended December 31, 2006 includes a $14,849 advance from a shareholder and a $454,652 return the advance back to a shareholder.

With a working capital balance of approximately $4.2 million, the Company believes it will have sufficient resources to finance its operations for the coming year.

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

Critical Accounting Policies: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements: We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately $1.020 million of our assets are located inside China, the remaining $1.020 in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and dropped its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB7.8041 to US$1.00. The Chinese Renminbi has increased slightly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 8.  FINANCIAL STATEMENTS.

The information required by Item 7 appears after the signature page to this report.

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation in accordance with the requirements of the Chinese auditing standards as well as the applicable rules in the United States. The Company had set up an audit group, which consisted of the Chief Executive Officer, Chief Financial Officer, one of the members of the board of directors and two executives (including the manager) from our internal audit department. This audit group is under the supervision of our Chief Executive Officer and Chief Financial Officer. The Company's audit group evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of our Annual Report on Form 10-K before it was filed with the Securities and Exchange Commission. The audit group made their evaluation pursuant to Rule 13a-15 under the Exchange Act to the maximum possible extent and to the best knowledge of the audit group. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and basically sound in all material aspects under Rule 13a-15.

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

                                                           DATE OF
NAME AND PRINCIPAL POSITION                     AGE      APPOINTMENT
---------------------------                     ---      -----------
YanBiao Bai, Chairman, CEO and President         46          2003

Dr. Lei (Larry) Liu,
Former CEO and Director                          51          2001

Xue Bu, Director, Treasurer & Chief
Operating Officer                                43          2005

Below are brief descriptions of the backgrounds and experiences of our current officers and directors:

Mr. YanBiao Bai, Chairman, CEO and President

YanBiao Bai, graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate, is an experienced entrepreneur and corporate executive. Since 1999 he has served as Chairman of Shaanxi Chaoying Group, a chain of cosmetic and personal care training schools and franchises located in China. Since 2003, he has served as Chairman of the Board of Directors of Cybrdi, Inc. In 2006 he assumed the role as CEO. Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. Mr. Bai has been awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors.

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

Dr. Lei Lu is our former chief executive officer and director of the Company. Dr. Lu serves as the president of our US based subsidiary and is responsible for its operations.

Since 2000, Dr. Lei Liu serves as the president and chief executive officer of Cybrdi, Maryland. He previously served as an officer and director of the public company. Dr. Lei Liu enjoys his more than 25 year experiences on medical research and clinical treatment. He has since 1999 served as president of IOI USA. He was the visiting Professor of the Lombardi Cancer Center, Georgetown University; Dr. Liu has held previous research positions at the University Of Virginia School Of Medicine (Hematology Division), the National Cancer Institute (Clinical Pharmacology Department), and the Armed Services University of Health Sciences (Department of Biometrics). He has published numerous scientific papers, including articles in Cancer Prevention and Treatment, the Journal of Oncology, the Practical Journal of Cancer, the International Journal of Cancer, the Journal of Neurochemistry, Clinical Cancer Research, and Biochemical Pharmacology. His laboratory and clinical work has spanned the fields of oncology, immunology, protein biochemistry, cell biology, molecular biology and experimental therapeutics. Dr. Liu received his medical training and degree at the Second Military Medical University, Shanghai, China. He also received a Master's degree in Public Health from the Armed Services University, Bethesda, MD, USA.

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

FAMILY RELATIONSHIPS

Ms. Xue Bu, the Treasurer and Chief Operating Officer, is the wife of Yanbiao Bai the Chairman, CEO and President.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership.

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

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                               ANNUAL COMPENSATION          COMPENSATION AWARDS
                                            --------------------------   -----------------------
                                                                         RESTRICTED   SECURITIES
                                                                           STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR           SALARY         BONUS        AWARD       OPTIONS      COMPENSATION
---------------------------     ----        -----------    -----------  -----------  -----------    ------------
YanBiao Bai, Chairman, CEO      2006        $   -0-        $   -0-      $   -0-      $    -0-       $    -0-
and President                   2005        $   -0-        $   -0-      $   -0-      $    -0-       $    -0-
                                2004        $   -0-        $   -0-      $   -0-      $    -0-       $    -0-

Dr. Lei Liu, Director           2006        $80,000        $   -0-      $   -0-      $   -0-        $    -0-
Pres:  Cybrdi Maryland          2005        $60,000        $   -0-      $   -0-      $   -0-        $    -0-
Xue Bu, Director, Treasurer &   2004        $60,000        $   -0-      $   -0-      $   -0-        $    -0-
Chief Operating Officer         2005        $ 4,500        $   -0-      $   -0-      $   -0-        $    -0-
                                2004        $ 4,500        $   -0-      $   -0-      $   -0-        $    -0-
                                2003        $ 4,500        $   -0-      $   -0-      $   -0-        $    -0-

Marshall Kass, Former Chairman  2006        $   -0-        $   -0-      $   -0-      $    -0-       $    -0-
and Former CEO and Director     2005        $   -0-        $   -0-      $   -0-      $    -0-       $    -0-
                                2004        $98,000        $   -0-      $   -0-      $    -0-       $    -0-

Since the merger with Certron in November 2004, no former director of the Company has received any type of compensation solely by virtue of his position as a director.

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

Mr. Bai has agreed to serve as the Company's president and chief executive officer without compensation. There can be no assurance that he will continue to serve as our president and chief executive officer without receiving any type of compensation. Any compensation to be paid to Mr. Bai in the future will first be set by our Board of Directors. Notwithstanding the foregoing, Mr. Bai has agreed that any request for compensation on a going forward basis will not exceed $100,000 without the consent of the Company's Board of Directors and the shareholders.

Lei Liu has received an annual compensation of $80,000 and $60,000 for 2006 and 2005.

Xue Bu receives an annual compensation of $4,500. She will continue to receive this salary in 2007. However, the Board of Directors reserves the right to increase this compensation level in their sole and absolute discretion.

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

NAME OF OFFICER                                                   PERCENTAGE OF
OR DIRECTOR           TITLE        TITLE OF CLASS  NO. OF SHARES    OWNERSHIP
---------------       -----        --------------  -------------  -------------
YanBiao Bai    Chairman/CEO/Pres       Common       9,156,397(1)     18.15%

Lei Liu        Director                Common       6,234,766(2)     12.36%

Xue Bu         COO/Treasurer/Dir       Common               0

All officers
and directors
as a group
(3 people)                             Common      15,391,163        30.50%

----------
(1) Represents shares held by Shanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai is the president.

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

         31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification

         31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification

         32.1     Certification Under Section 906 of the Sarbanes-Oxley Act of
                  2002

         32.2     Certification Under Section 906 of the Sarbanes-Oxley Act of
                  2002
----------
*   Previously filed

(b) There were no reports filed on Form 8-k during the fourth quarter of the Company's fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

         2006     $67,000  was billed  by MS Group CPA LLC

         2005:    $61,500 Bagell, Josephs LLC

Audit Related Fees

The aggregate fees billed in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

         2006     $7,500 was paid to Weinberg

         2005:    $0

Tax Fees

The aggregate fees billed in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

         2006     $3,500

         2005     $3,500

We incurred these fees due to the preparation of our tax returns.

All Other Fees

The aggregate fees billed in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

         2006:    $0

         2005:    $0

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

Date:  April 16, 2007                 By: /s/      YanBiao Bai
                                          --------------------------------------
                                          By:    YanBiao Bai
                                          Title: Chief Executive Officer
                                                 and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION                 SIGNATURE                  DATE
---------------------------                 ---------                  ----
YanBiao Bai, Chairman, CEO and President    /s/YanBaio Bai        April 16, 2007

Larry Liu                                                         April 17, 2007

Xue Bu, Director, Treasurer & COO           /s/Xue Bu             April 17, 2007

                           CYBRDI, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                           CYBRDI, INC. AND SUBSIDIARY

                                    CONTENTS
PAGE
----

F-2            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3            CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

F-4            CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-5 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-6            CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

F-7 TO F-18    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORET OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders
Cybrdi, Inc. (f/k/a Certron Corporation)

We have audited the accompanying consolidated balance sheets of Cybrdi, Inc. (f/k/a Certron Corporation.) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. (f/k/a Certron Corporation.) as of December 31, 2006 and 2005 and the results of its consolidated operations, changes in stockholders' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
March 19, 2007

                          CYBRDI, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                      -------------------------
                 ASSETS                                   2006          2005
                                                      -----------   -----------
CURRENT ASSETS
     Cash and equivalents                             $   782,899   $ 4,206,695
     Accounts receivable                                   37,382       360,503
     Inventories                                          366,161       263,634
     Loan to unaffiliated company                       3,241,886            --
     Other receivables and prepaid expenses               200,384        96,626
                                                      -----------   -----------
TOTAL CURRENT ASSETS                                    4,628,712     4,927,458
PROPERTY, PLANT AND EQUIPMENT, NET                        505,714       553,382
INTANGIBLE ASSETS, NET                                    519,415       581,593
DEFERRED TAX ASSETS                                            --        41,199
                                                      -----------   -----------

TOTAL ASSETS                                            5,653,841     6,103,632
                                                      ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                133,463        34,118
     Other payables                                        31,508        51,193
     Amount due to stockholders/officers                  205,218       645,021
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES                                 370,189       730,332

MINORITY INTERESTS                                      1,124,557     1,149,158
                                                      -----------   -----------

TOTAL LIABILITIES                                       1,494,746     1,879,490
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value,
        500,000 shares authorized,
        zero shares issued and outstanding                                   --
     Common Stock, no par value,
        150,000,000 shares authorized,
        50,456,569 shares issued and
        outstanding as of December 31, 2006 and 2005                         --
     Additional paid-in capital                         3,601,932     3,601,932
     Reserve funds                                        336,885       336,885
     Accumulated (deficit) / retained earnings            (12,639)      174,416
     Accumulated other comprehensive income               232,917       110,909
                                                      -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                              4,159,095     4,224,142

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 5,653,841   $ 6,103,632
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CYBRDI, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR YEARS ENDED DECEMBER 31,
                                               ------------   -------------
                                                   2006           2005
                                               ------------   ------------
Revenue
      Products                                 $    441,007   $  1,173,171
      Service rendered                              101,279        254,628
                                               ------------   ------------
         Total revenue                              542,286      1,427,799
                                               ------------   ------------
Cost of Sales
      Products                                      257,782        244,331
      Service rendered                               16,432         35,507
                                               ------------   ------------
        Total cost of sales                         274,214        279,838
                                               ------------   ------------
Gross Profit                                        268,072      1,147,961
                                               ------------   ------------
Operating Expenses:
      Selling and distribution expenses             107,684        100,173
      General and administrative expenses           586,386        581,835
                                               ------------   ------------
Total Operating Expenses                            694,070        682,008
                                               ------------   ------------

(Loss) Income from Operations                      (425,998)       465,953
                                               ------------   ------------
Other Income/(Expense)
      Interest income                               173,072         30,408
      Other income/(expense), net                    41,270       (317,127)
                                               ------------   ------------
Total Other Income (Expense)                        214,342       (286,719)
                                               ------------   ------------

(Loss) Income before Income Taxes                  (211,656)       179,234
Income Taxes Expenses                                    --        (48,097)
                                               ------------   ------------
(Loss) Income before Minority Interest             (211,656)       131,137
Minority (Loss)/Interest                            (24,601)       126,009
                                               ------------   ------------

Net (Loss) Income                              $   (187,055)  $      5,128

Other Comprehensive Income (Loss):
Foreign Currency Translation gain                   122,008        110,653
                                               ------------   ------------

Comprehensive (Loss) Income                    $    (65,047)  $    115,781
                                               ============   ============

Net (Loss) Income Per Common Share
      Basic and Diluted                        $      (0.00)  $       0.00
                                               ============   ============

Weighted Average Number of Shares Outstanding
      Basic and Diluted                          50,456,569     50,456,569
                                               ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                      RETAINED       ACCUMULATED
                               COMMON STOCK             ADDITIONAL                    EARNINGS /        OTHER
                      ----------------------------       PAID-IN       RESERVE       ACCUMULATED    COMPREHENSIVE
                      NO OF SHARES        AMOUNT         CAPITAL         FUND          DEFICIT          INCOME          TOTAL
                      -------------    -----------     -----------    -----------    -----------    -------------   -----------
Balance as of
 December 31, 2004      30,210,000       3,021,000         572,232        240,416        265,757             256      4,099,661

Recapitalization       (30,210,000)     (3,021,000)      3,021,000             --             --              --             --

Merged with
 Cybrdi Maryland        50,456,569              --              --             --             --              --             --

Net income                      --              --              --             --          5,128              --          5,128

Imputed rent
 expenses                       --              --           8,700             --             --              --          8,700

Appropriation of
  Reserve funds                 --              --              --         96,469        (96,469)             --             --

Foreign currency
   translation gain             --              --              --             --             --         110,653        110,653
                       -----------     -----------     -----------    -----------    -----------     -----------    -----------

Balance as of
 December 31, 2005      50,456,569     $        --     $ 3,601,932    $   336,885    $   174,416     $   110,909    $ 4,224,142

Net income                      --              --              --             --       (187,055)             --       (187,055)

Foreign currency
   translation gain             --              --              --             --             --         122,008        122,008
                       -----------     -----------     -----------    -----------    -----------     -----------    -----------

Balance as of
 December 31, 2006      50,456,569     $        --     $ 3,601,932    $   336,885    $   (12,639)    $   232,917    $ 4,159,095
                       ===========     ===========     ===========    ===========    ===========     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              2006            2005
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss) Income                                     $  (187,055)   $     5,128
    Adjustments to Reconcile Net (Loss)
     Income to Net Cash Provided by
     Operating Activities:
         Depreciation and amortization                        164,857        196,809
         Loss on disposal of fixed assets                       3,167             --
         Minority interest                                    (24,601)       126,009
         Imputed rental income                                     --          8,700
    Changes in Operating Assets and Liabilities:
         Deferred tax assets                                   41,199             (2)
         Accounts receivable                                  374,028        (99,338)
         Inventories                                          (90,454)         7,764
         Other receivable and prepaid expenses                (97,151)       (87,159)
         Accounts payable and accrued expenses                 94,944         33,220
         Other payables                                       (20,724)        (9,216)
                                                          -----------    -----------
    Net Cash Provided by Operating Activities                 258,210        181,915
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment            (23,335)       (30,173)
         Loan to unaffiliated companies                    (3,241,886)            --
                                                          -----------    -----------
    Net Cash Used in Investing Activities                  (3,265,221)       (30,173)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from shareholders/officers                   14,849         77,953
         Payment to shareholders/officers                    (454,652)            --
                                                          -----------    -----------
    Net Cash (Used in) Provided by Financing Activities      (439,803)        77,953
                                                          -----------    -----------
NET DECREASE IN CASH AND EQUIVALENTS
    Net (Decrease) Increase in Cash and Equivalents        (3,446,814)       229,695
    Effect of Exchange Rate
      Changes on Cash and Equivalents                          23,018         77,294
    Cash and Equivalents, at Beginning of Period            4,206,695      3,899,706
                                                          -----------    -----------

    Cash and Equivalents, at End of Period                $   782,899    $ 4,206,695
                                                          ===========    ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                         $        --    $        --
                                                          ===========    ===========
    Income taxes paid                                     $    13,463    $        --
                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

         Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired 80% interest of the Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

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

         Most of the Company's activities are conducted through Chaoying Biotech. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue micro array products.

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

         (c) Cash and equivalents- For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

         (f) Accounts and other receivables - Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of December 31, 2006 and 2005, the company has not recorded an allowance for uncollectible accounts.

         (g) Research and development costs - Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2006 and 2005 were $7,420 and $7,936, respectively.

         (h) Advertising costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $17,355 and $27,082 for the years ended December 31, 2006 and 2005, respectively. (i) In-kind contribution - From inception through December 2005, a related party provided office space and utilities to the Company's subsidiary in PRC. The Company was not required to pay for its use of the facilities. Accordingly, the Company recognized $8,700 of expenses during 2005, for these contributed items with an offsetting increase in additional paid-in capital. Management estimated the value of the contributed items.

         (j) Fair value of financial instruments - The carrying amounts of cash and equivalents, accounts receivable, inventories, loan to unaffiliated company, other receivables and prepaid expenses, accounts payable and accrued expenses, other payables, and amounts due to shareholders approximate fair value due to the short-term maturities of the assets and liabilities.

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

                  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

         (n) Comprehensive income (loss) - SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

         (o) Intangible assets - Intangible assets include a patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

         (p) Government grants - Government grants and awards given to the Company after successful completion of product development projects are recognized as income upon receipts of the awards. The government grants were $12,168 and $56,263 for the years ended December 31, 2006 and 2005.

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

         (b)      Corporation Income Tax ("CIT") of the Company's subsidiary in
                  PRC

                  In accordance with the relevant tax laws and regulations of the PRC, the Company's subsidiary is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was the Company's first profitable year, the Company was entitled to a full exemption from CIT for the year starting 2003. The Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2005 and 2006.

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets are $0 and $41,199 as of December 31, 2006 and 2005. There was no valuation allowance as of December 31, 2006 and 2005.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of
December 31:
                                             2006         2005
                                          ----------   ----------
         At cost:-
              Buildings                   $   66,967   $   64,758
              Plant and machinery            413,175      395,741
              Motor vehicles                 275,397      254,004
              Office equipments               90,193       94,598
              Leasehold improvement          234,243      226,520
              Software - website              86,826       83,963
                                          ----------   ----------
                                           1,166,801    1,119,584
         Less: Accumulated depreciation
           and amortization:                 661,087      566,202
                                          ----------   ----------

         Net book value                   $  505,714   $  553,382
                                          ==========   ==========

         Depreciation and amortization expenses for the years ended December 31, 2006 and 2005 were $84,579 and $133,979, respectively.

6.       INVENTORIES

         Inventories consist of the following as of December 31:

                                          2006       2005
                                        --------   --------

                  Raw materials         $ 25,605   $ 11,249
                  Finished goods         339,447    251,911
                  Packaging materials      1,109        474
                                        --------   --------

                                        $366,161   $263,634
                                        ========   ========

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31:

                                                     2006       2005
                                                   --------   --------

                  Patent                           $820,082   $793,041
                  Less: Accumulated amortization    300,667    211,448
                                                   --------   --------

                                                   $519,415   $581,593
                                                   ========   ========

         Amortization expenses for the years ended December 31, 2006 and 2005 were $80,278 and $62,830, respectively.

         Expected amortization expenses for intangible assets in the next five years are as follows:

                           2007                            80,278
                           2008                            80,278
                           2009                            80,278
                           2010                            80,278
                           2011                            80,278

8.       AMOUNT DUE TO STOCKHOLDERS/OFFICERS

         During the years ended December 31, 2006 and 2005, shareholders/officers of the Company made advances to the Company to assist with operations. These advances were non-interest bearing and have no set repayment terms. As of December 31, 2006 and 2005, the Company owed the shareholders/officers $205,218 and $ 645,021, respectively.

9.       COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

         There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may has a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2006 and 2005, the Company has accrued a sufficient amount to cover any potential liabilities from this matter under other payable.

         From inception through December 31, 2005, a related party provided free office space and utilities to the Company's subsidiary in PRC. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $8,700 as expenses for these contributed items with an offsetting increase in additional paid-in capital. This arrangement was expired on December 31, 2005.

         The Company's subsidiary in PRC leased an office space under operating lease agreement from its related party for a lease term originally expired on December 31, 2006 had been extended to December 31, 2007. There is no renewal option on the lease. The rent payment under this operating lease was $5,017 per month (equivalent to RMB 40,000 per month). The future minimum rental payment as of December 31, 2006 was $60,204 (equivalent to RMB480,000).

         The Company leased an office space in Maryland USA under a month-to-month term operating lease. The rent payment under this operating lease was $2,180 per month.

         Total rental expense charged to operations amounted to $86,893 and $26,360 for each of the years ended December 31, 2006 and 2005, respectively.

10.      GOVERNMENT GRANT

         In 2000, the PRC Government launched the "Western Development Project" which part of the project included the development of 15 specifically named technologies and has allocated government grants to encourage the development of these technologies. In year 2006 and 2005, the Company has successfully applied and received the government grants under the Western Development Project amounting to $12,168 and $56,263 for the years ended December 31, 2006 and 2005, respectively. The government grant has been included in Other Income, net in the accompanying statements of operations and comprehensive income/ (loss).

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

         The reserve funds consisted of the following as of December 31:

                                            2006       2005
                                          --------   --------

         Statutory reserve                $224,590   $224,590

         Enterprise development reserve    112,295    112,295
                                          --------   --------

                                          $336,885   $336,885
                                          ========   ========

         Since the Company's subsidiary in PRC had net loss in year 2006, it did not require reserve additional statutory and enterprise development funds in year 2006.

13.      CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Financial Risks:

         The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

         Major Customers:
         The following summarizes sales to major customers (each 10% or more of sale):

                           NUMBER OF        PERCENTAGE
         YEAR ENDED        CUSTOMERS        OF TOTAL
         ----------        ---------        ----------
         2006                  1              31.84%
         2005                  --                --

         Major Suppliers:

         The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

                           NUMBER OF        PERCENTAGE
         YEAR ENDED        SUPPLIERS        OF TOTAL
         ----------        ---------        ----------
         2006                  1              66.95%
         2005                  3              69.40%

         At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

         Geographical Risks

         Approximately 98% of the Company's assets and approximately 50% of the Company's operations were in the PRC for the year ended December 31, 2006. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the PRC's economy. The Company's operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's biotechnology industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

                              YEAR ENDED DECEMBER 31, 2006
                       -----------------------------------------
                       UNITED STATES      CHINA          TOTAL
                       -------------   ----------     ----------
         Revenue        $  271,279     $  271,007     $  542,286

         Long-lived
         assets         $    4,688     $1,020,441     $1,025,129

                              YEAR ENDED DECEMBER 31, 2005
                       -----------------------------------------
                       UNITED STATES      CHINA          TOTAL
                       -------------   ----------     ----------
         Revenue        $  258,028     $1,169,771     $1,427,799

         Long-lived
         assets         $   10,572     $1,165,602     $1,176,174

15.      LOAN TO UNAFFILIATED COMPANY

         Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2006, the loans balance had been reduced to RMB25.3 Million (equivalent to $3,241,886) and the details are listed as follows:

--------------------------------------------------------------------------------
   CONTRACT
EXECUTED DATE            LOAN AMOUNT         INTEREST   TERM   ORIGINAL DUE DATE
--------------------------------------------------------------------------------
   1/9/2006    RMB 15,000,000   $1,922,067      8%     1 year     11/16/2006
--------------------------------------------------------------------------------
   1/10/2006    RMB 8,300,000   $1,063,543      8%     1 year     11/25/2006
--------------------------------------------------------------------------------
   1/19/2006    RMB 6,000,000    $ 768,827      5%     3 months       **
--------------------------------------------------------------------------------

** RMB1 million (equivalent to $124,740), RMB2 million (equivalent to $249,479), and RMB1 million (equivalent to $126,518) was repaid on April 28, 2006, June 19, 2006, and August 16, 2006, respectively. Loan of RMB 2 million (equivalent to $256,275) was original extended to December 31, 2006 with an annual interest rate of 5%. In January 2007, the Company re-extends loan of 2 million to March 31, 2007 with an annual interest rate of 5%. F-17

         On October 9, 2006, Chaoying Biotech renewed the first and second loan agreements (RMB15 millions and RMB8.3 million) with QuanYe. Due to the influence of market factors, continuous increase of general and management cost and relatively lower profit rate of QuanYe. Chaoying Biotech agreed to extend the term of first and second loan for additional 6 months due on May 24, 2007, and adjusted its interest rate from 8% to 5% starting from the inception of loan to QuanYe. The details are listed as follows:

--------------------------------------------------------------------------------
   CONTRACT                                                            EXTENDED
RE-EXECUTED DATE             LOAN AMOUNT        INTEREST     TERM      DUE DATE
--------------------------------------------------------------------------------
11/25/2006        RMB 15,000,000   $1,922,067      5%      6 months   05/24/2007
--------------------------------------------------------------------------------
11/25/2006        RMB  8,300,000   $1,063,544      5%      6 months   05/24/2007
--------------------------------------------------------------------------------
12/31/2006        RMB  2,000,000   $  256,275      5%      3 months   03/31/2007
--------------------------------------------------------------------------------
Total             RMB 25,300,000   $3,241,886
--------------------------------------------------------------------------------

         Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.