Form 10QSB
period 2007-03-31
Cybrdi, Inc.
filed 2007-05-21
CIK 19002

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            Commission File No: 09081

                                   CYBRDI INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                               95-2461404
----------                                               ----------
(State or other jurisdiction of                          (I.R.S. Employer ID No)
incorporation or organization)

                      401 Rosemont Ave. Frederick, MD 21701
                      -------------------------------------
                     (Address of principal executive office)

                  Registrant's telephone number: (301) 644-3901

                                       N/A
      ---------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         (if changed since last report)

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

50,456,569 shares of Common Stock, without par value, as of May 18, 2007

                                      INDEX

                        PART I. - FINANCIAL INFORMATION              PAGE NUMBER
                                                                     -----------

Item 1. Financial Statements

Consolidated Balance Sheets
  (Unaudited) as at March 31, 2007 and (Audited) December 31, 2006...........1

Consolidated Statements of Operations
  (Unaudited) For the Three Months Ended March 31, 2007 and 2006.............2

Consolidated Statements of Cash Flow
  (Unaudited) For the Three Months Ended March 31, 2007 and 2006.............3

Notes to Consolidated Financial Statements (Unaudited).......................4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation.................................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........11

Item 4. Controls and Procedures..............................................16

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings....................................................16

Item 2. Unregistered Sales of Equity Securities..............................16

Item 3. Defaults upon senior securities......................................16

Item 4. Submission of matters to a vote of security holders..................17

Item 5. Exhibits and reports on Form 8-K.....................................17

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CYBRDI, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31, 2007   DECEMBER 31, 2006
                                                                    --------------   -----------------
                                                                      (UNAUDITED)         (AUDITED)
                                 ASSETS

CURRENT ASSETS
     Cash and equivalents                                             $   759,342      $   782,899
     Accounts receivable                                                    1,262           37,382
     Inventories                                                          374,647          366,161
     Loan to unaffiliated company                                       3,275,844        3,241,886
     Other receivables and prepaid expenses                               232,794          200,384
                                                                      -----------      -----------
TOTAL CURRENT ASSETS                                                    4,643,889        4,628,712
PROPERTY, PLANT AND EQUIPMENT, NET                                        491,020          505,714
INTANGIBLE ASSETS, NET                                                    504,139          519,415
                                                                      -----------      -----------

TOTAL ASSETS                                                            5,639,048        5,653,841
                                                                      ===========      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                136,195          133,463
     Other payables                                                        38,827           31,508
     Amount due to stockholders/officers                                  187,311          205,218
                                                                      -----------      -----------
TOTAL CURRENT LIABILITIES                                                 362,333          370,189

MINORITY INTERESTS                                                      1,127,488        1,124,557
                                                                      -----------      -----------

TOTAL LIABILITIES                                                       1,489,821        1,494,746
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
        zero shares issued and outstanding                                     --
     Common Stock, no par value, 150,000,000 shares authorized,
        50,456,569 shares issued and outstanding                               --
     Additional paid-in capital                                         3,601,932        3,601,932
     Reserve funds                                                        336,885          336,885
     Accumulated deficit                                                  (60,862)         (12,639)
     Accumulated other comprehensive income                               271,272          232,917
                                                                      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                              4,149,227        4,159,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 5,639,048      $ 5,653,841
                                                                      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                      2007              2006
                                                  ------------      ------------
                                                   (UNAUDITED)       (UNAUDITED)
REVENUE
      Products                                    $    168,096      $     83,218
      Service rendered                                   9,179            15,121
                                                  ------------      ------------
         TOTAL REVENUE                                 177,275            98,339
                                                  ------------      ------------
COST OF SALES
      Products                                          77,439            43,522
      Service rendered                                       5                90
                                                  ------------      ------------
        TOTAL COST OF SALES                             77,444            43,612
                                                  ------------      ------------
GROSS PROFIT                                            99,831            54,727
                                                  ------------      ------------

OPERATING EXPENSES:
      Selling and distribution expenses                 27,055            28,624
      General and administrative expenses              164,674           139,406
                                                  ------------      ------------
TOTAL OPERATING EXPENSES                               191,729           168,030
                                                  ------------      ------------

LOSS FROM OPERATIONS                                   (91,898)         (113,303)
                                                  ------------      ------------

OTHER INCOME/(EXPENSE)
      Interest income                                   43,019            61,441
      Other income, net                                  3,587             2,527
                                                  ------------      ------------
TOTAL OTHER INCOME                                      46,606            63,968
                                                  ------------      ------------

LOSS BEFORE INCOME TAXES                               (45,292)          (49,335)
Income Taxes Expenses                                       --                --
                                                  ------------      ------------
Loss before Minority Interest                          (45,292)          (49,335)
Minority Interest/(Loss)                                 2,931            (2,567)
                                                  ------------      ------------
NET LOSS                                          $    (48,223)     $    (46,768)
                                                  ============      ============

Other Comprehensive Income (Loss):
Foreign Currency Translation gain                       38,355            24,344
                                                  ------------      ------------
COMPREHENSIVE LOSS                                $     (9,868)     $    (22,424)
                                                  ============      ============

Net Loss Per Common Share
      Basic and Diluted                           $      (0.00)     $      (0.00)
                                                  ============      ============

Weighted Average Number of Shares Outstanding
      Basic and Diluted                             50,456,569        50,456,569
                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------
                                                                     2007             2006
                                                                 -----------      -----------
                                                                 (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                                    $   (48,223)     $   (46,768)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                42,106           34,600
         Minority interest                                             2,931           (2,567)
         Imputed rental income                                            --               --
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                          36,133           30,453
         Inventories                                                  (4,602)         (43,909)
         Other receivable and prepaid expenses                       (29,997)         (64,532)
         Accounts payable and accrued expenses                         1,320           21,201
         Other payables                                                6,917           (3,630)
                                                                 -----------      -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               6,585          (75,152)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                    (1,641)          (1,584)
         Loan to unaffiliated companies                                   --       (3,654,870)
                                                                 -----------      -----------
     NET CASH USED IN INVESTING ACTIVITIES                            (1,641)      (3,656,454)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from shareholders/officers                           3,323               --
         Payment to shareholders/officers                            (17,146)         (15,459)
                                                                 -----------      -----------
     NET CASH USED IN FINANCING ACTIVITIES                           (13,823)         (15,459)
                                                                 -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS
     Net Decrease in Cash and Equivalents                             (8,879)      (3,747,065)
     Effect of Exchange Rate Changes on Cash and Equivalents         (14,678)          12,070
     Cash and Equivalents, at Beginning of Period                    782,899        4,206,695
                                                                 -----------      -----------

     CASH AND EQUIVALENTS, AT END OF PERIOD                      $   759,342      $   471,700
                                                                 ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CYBRDI, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1. INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiary (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

2. DESCRIPTION OF BUSINESS

Cybrdi, Inc. (f/k/a Certron Corporation) (the "Company" or "Cybrdi") was incorporated on August 1, 1966, under the laws of the State of California. Until June 2004, the Company's business focused primarily on the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and as a result, disposed of and wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and that some of its product lines were obsolete, thus the Company switched its business focus on attempting to find a buyer for the Company.

In November 2004, the Company, through Certron Acquisition Corp., a newly formed Maryland corporation and wholly-owned subsidiary of the Company ("Acquisition Sub") acquired all of the outstanding shares of Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland receivedapproximately 93.8% of the outstanding shares of the Company's common stock. As a result of the ownership interests by the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Centron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest of the Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner", a PRC corporation) and Immuno-OncoGenomics Inc. (the "Foreign Partner", a USA corporation). The joint venture agreement has a 15 year operating period which began in July 2000 and the agreement is extendable upon mutual consent of both partners. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

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

3. USE OF ESTIMATES:

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

4. REVENUE RECOGNITION

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

5. REVERSE MERGER

On February 10, 2005, (the "Closing Date") the Company, closed the transactions contemplated by an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi - Maryland in exchange for shares of common stock of Certron representing approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, on the Closing Date (a) Acquisition Sub merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland was cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 This resulted in the issuance of 47,328,263 shares of the Certron's common stock , and (c) each share of the common stock of Acquisition Sub was converted into one share of the common stock of Cybrdi-Maryland. The share exchange was accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi Inc. is treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Agreement, on February 10, 2005, the Company amended its articles of incorporation to authorize the issuance of 150,000,000 shares of common stock, no par value and 500,000 shares of preferred stock, $1.00 par value per share. There are currently no shares of preferred stock issued or outstanding.

Concurrent with the filing of the Articles of Merger, all of the Company's then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the remaining current directors to serve on the Board of Directors. On March 31, 2005 the Company's Board of Directors changed its fiscal year end from October 31 to December 31. Certron's fiscal year end was changed to correspond with the fiscal year end of Cybrdi - Maryland.

6. GOVERNMENT GRANT

In 2000, the P.R. China Government launched the "Western Development Project" which, as part of the project, included the development of 15 specifically named technologies and has allocated government grants to encourage the development of these technologies. For the fiscal quarters ended March 31, 2007 and 2006, the Company did not receive the government grants under the Western Development Project. The Company included the government grant in other income, net in the accompanying statements of operations and comprehensive income/ (loss).

7. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

NOTE B - ASSETS

The March 31, 2007 balance sheet included total current assets of $4,643,889 and non-current assets of $995,159. Of these amounts, approximately $759,342 in cash and $1,262 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials, working in process, packaging material, and other.. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The other primary asset included in-current assets is loan to unaffiliated company. Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,793,764,) since January 2006. As of March 31, 2007, the balance of the loans had been reduced to RMB25.3 Million (equivalent to $3,275,844) and the details are listed as follows:

     CONTRACT
   EXECUTED DATE                     LOAN AMOUNT              INTEREST           TERM             REPAYMENT DATE
-------------------- ------------------------------------- --------------- ------------------- -----------------------
     1/9/2006              RMB 15,000,000      $1,942,200        8%              1 year              11/16/2006
-------------------- --------------------- --------------- --------------- ------------------- -----------------------
     1/10/2006              RMB 8,300,000      $1,074,684        8%              1 year              11/25/2006
-------------------- --------------------- --------------- --------------- ------------------- -----------------------
     1/19/2006              RMB 6,000,000       $ 776,880        5%             3 months                 **
-------------------- --------------------- --------------- --------------- ------------------- -----------------------

** RMB1 million (equivalent to $129,480), RMB2 million (equivalent to $258,960) and RMB1 million (equivalent to $129,480)was repaid on April 28, 2006 ,June 19, 2006 and August 17,2006 respectively. In January 2007, the company re-executed Loan of RMB 2 million (equivalent to $258,960) was extended to March 31, 2007 with an annual interest rate of 5%. The Company did not extend this loan agreement, but anticipates having all of these loans (included RMB15.3 Million and RMB8.3 Million listed below) repaid by QuanYe before June 30, 2007.

On October 9, 2006, Chaoying Biotech renewed the first and second loan agreements (RMB15 millions and RMB8.3 million) with QuanYe. Due to the influence of market factors, continuous increase of general and management costs and relatively lower profit rates of QuanYe. Chaoying Biotech agreed to extend the term of the first and second loan for an additional 6 months and they are now due on May 24, 2007, at an adjusted interest rate of 5% (which was reduced from 8% retroactive from the date of the original loan). The details are listed as follows:

    CONTRACT
RE-EXECUTED DATE                       LOAN AMOUNT                INTEREST        TERM        EXTENDED DUE DATE
------------------------ ------------------------------------- --------------- ------------- --------------------
11/25/2006               RMB 15,000,000        $1,942,200      5%              6 months      05/24/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
11/25/2006               RMB   8,300,000       $1,074,684      5%              6 months      05/24/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
12/31/2006               RMB   2,000,000       $ 258,960       5%              3 months      03/31/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
Total                    RMB 25,300,000        $3,275,844
------------------------ --------------------- --------------- --------------- ------------- --------------------

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

NOTE C - LIABILITIES

The March 31, 2007 balance sheet included total liabilities of $1,489,822 of which $1,127,488 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities is $187,311 which was due to stockholders who are also officers of the Company. This amount was deemed an advance to the Company to assist with operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision for first quarter of 2005. The effective tax rate is approximately 7.5%. Since there is no taxable income, no income taxes provision required as of March 31, 2007 and 2006, respectively.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of March 31, 2007, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

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

Our business strategy and objectives for the near future include

    o    Enhancing research and development in TMAs and technical service
    o    Expanding our product portfolio and virtual tissue array data bank
         (vTMAB)
    o    Launch the health diagnosis kit for obesity and skin disease

With our research in genes, we can provide professional health diagnostic service for our customers. Through our genetic analysis, we can research reasons for obesity and other skin diseases like freckles. This offers a more accurate and specialized diagnosis. It can assist a customer with setting up the appropriate health or fitness program. We are the first and only company that can provide genetic testing for the mechanism of obesity or skin disease.
We will also explore other business development opportunities that can help leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

                                                 FOR THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------                     2007 VS 2006
                                              2007           COST            2006             COST       INCREASE/ (DECREASE)
                                         ---------------       %   ----------------------      %    ---------------------------
                                            UNAUDITED                      UNAUDITED
REVENUE
      Products                                $ 168,096                         $ 83,218                   84,878      101.99%
      Service rendered                            9,179                           15,121                   (5,942)     -39.30%
                                         ---------------           ----------------------           --------------
         TOTAL REVENUE                          177,275                           98,339                   78,936       80.27%
                                         ---------------           ----------------------           --------------
COST OF SALES
      Products                                   77,439     46.07%                43,522     52.30%        33,917       77.93%
      Service rendered                                5      0.05%                    90      0.09%           (85)     -94.44%
                                         ---------------           ----------------------           --------------
        TOTAL COST OF SALES                      77,444                           43,612                   33,832       77.57%
                                         ---------------           ----------------------           --------------
GROSS PROFIT                                     99,831                           54,727                   45,104       82.42%
                                         ---------------           ----------------------           --------------
GROSS PROFTI PERCENTAGE                          56.31%                           55.65%
OPERATING EXPENSES:
      Selling and distribution expenses          27,055                           28,624                   (1,569)      -5.48%
      General and administrative expenses       164,674                          139,406                   25,268       18.13%
                                         ---------------           ----------------------           --------------
TOTAL OPERATING EXPENSES                        191,729                          168,030                   23,699       14.10%
                                         ---------------           ----------------------           --------------
LOSS FROM OPERATIONS                            (91,898)                        (113,303)                  21,405      -18.89%
                                         ---------------           ----------------------           --------------
OTHER INCOME/(EXPENSE)
      Interest income                            43,019                           61,441                  (18,422)     -29.98%
      Other income, net                           3,587                            2,527                    1,060       41.95%
                                         ---------------           ----------------------           --------------
TOTAL OTHER INCOME                               46,606                           63,968                  (17,362)     -27.14%
                                         ---------------           ----------------------           --------------
LOSS BEFORE INCOME TAXES                        (45,292)                         (49,335)                   4,043       -8.20%
Income Taxes Expenses                                 -                                -                        -
                                         ---------------           ----------------------           --------------
Loss before Minority Interest                   (45,292)                         (49,335)                   4,043       -8.20%
Minority Interest/(Loss)                          2,931                           (2,567)                   5,498     -214.20%
                                         ---------------           ----------------------           --------------
NET (LOSS) INCOME                             $ (48,223)                       $ (46,768)                  (1,455)       3.11%
                                         ===============           ======================           ==============

NET SALES

We generate two categories of revenues: tissue chip product and services. The net sales increased $78,936 to $177,275 for the three months ended March 31, 2007 from $98,339 for the three months ended March 31, 2006.

Tissue Chip Product: The net sales increased $84,878 to $168,096 for the three months ended March 31, 2007 as compared to $83,218 for the three months ended March 31, 2006. International sales volume for Tissue Chip Products increased for the three months ended March 31, 2007 as compared to March 31, 2006.

Beginning in 2006, tissue chip sales in China became more competitive, with some former customers in China, especially medical colleges and hospitals, have become capable of making tissue array products by themselves. Accordingly our sales decreased in China with higher unit sales price, and increased our sales in the United States with lower unit sales price.

Services: Fewer technical service orders were received during the first quarter of 2007 as compared to 2006 resulting in a decrease in sales of $5,942 to $9,179 from $15,121 for the three months ended March 31, 2007 as compared to March 31, 2006. We believe that this decline is primarily attributable to increased competition from larger and better financed multinational companies that can compete on the basis of name recognition and pricing. We believe that we will be able to compete in the future based upon the quality of service we can provide.

GROSS MARGIN

Gross margin as a percent of sales was similar (56%) for the three months ended March 31, 2007 and 2006, respectively. Gross profit for the three months ended March 31, 2007 increased to $99,831 from $54,727 for the three months ended March 31, 2006. The primary reason for the increase is increased international sales of tissue chip products.

OPERATING EXPENSES

Our operating expenses increased to $191,729 for the three months ended March 31, 2007 from $168,030 for the three months ended March 31, 2006. This is primarily due to an increase in general and administrative expenses of $25,268 to $164,675 for the three months ended March 31, 2007 from $139,406 for the three months ended March 31, 2006 as well as an decrease in selling and distribution expenses of $1,569 to $27,055 for the three months ended March 31, 2007 from $28,624 for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily attributable to the increase of professional fees in the first quarter 2007.

OTHER INCOME

Interest income reduced $18,422 to $43,019 for the three months ended March 31, 2007 as compared to $61,441for the three months ended March 31, 2006. Interest income is primarily due to loans which we have made to QuanYe The decrease in interest income was primarily attributable to the reduction of the interest rate of these loans.

INCOME TAXES

The Company has not recorded a provision for federal income tax for quarter ended March 31, 2007 due to no taxable income in the first quarter of 2007 and 2006. In accordance with the relevant tax laws and regulations of the People's

Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. Since 2003 was Chaoying Biotech's first profitable year, the Company began to record 50% CIT provision as the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended March 31, 2007 and 2006. Due to operating losses for the first quarter of 2007 and 2006, the Company does not need to pay income tax for the quarter ended March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) increased by $23,033 from $4,281,556 as of March 31, 2007 to $4,258,523 as of
March 31, 2006. The increase was primarily due to the increase in inventories, and other receivables and prepaid expenses, and the decrease in accounts payable and accrued expenses, and other payables. For these reasons, we had positive cash provided by our operating activities for the first quarter of 2007 compared to negative cash used in the operating activities for the first quarter of 2006. Accordingly, we believe we have sufficient capital resources to fund our business.

For investing activities, we had $1,641 and $1,584 respectively in capital fixed assets expenditures for the three months ended March 31, 2007 and 2006. In order to earned more interest income, we also issued several loans to QuanYe during the first quarter of 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

There had been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10KSB.

You should consider each of the following risk factors and any other information set forth in this Form 10-QSB and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

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

WE HAVE LOANED OVER $3 MILLION TO NON-AFFILIATED THIRD PARTIES
In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $3.2 million, representing approximately 69% of the Company's assets. The loans were placed to secure additional interest income. However, in the event of a default, the Company risks substantial losses of their ability to continue to finance ongoing operations. A portion of the loan in the amount of $258,960 (equivalent to RMB 2,000,000) was due on March 31 but not paid and the balance is due May 24, 2007. Quan Ye is expected to pay the outstanding balance on or before June 30, 2007. Litigation could be costly to enforce the loan obligations and may deprive the Company of the use of the cash for a significant period of time.

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

COMPETITION

Our market is highly competitive and some of our competitors may have greater resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their services. If this should occur, revenues may decline and we will likely lose our market share.

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

RESEARCAH AND DEVELMENT CAN BE COSTLY

Medical advances are taking place at a rapid pace. In order to stay competitive and to provide improved TMAs to the market at competitive prices, we will be required to continue to devote significant resources to research and development. There can be no assurance that we will have sufficient cash flow to make this commitment on a going forward basis.

RELIANCE ON CURRENT MANAGEMENT

We are reliant on our current management team to help us fully implement our business plan. The loss of any of their services could have a material adverse impact on the implementation of our business plan and our future growth. We do not carry any type of key man insurance. During this past year, Dr. Liu resigned as a director for personal reasons. However, Dr, Liu has agreed to continue to run our US operations. We have not yet filled this vacancy on our Board of Directors created by the resignation of Dr. Liue.

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

WE MAY HAVE DIFFICULTY ATTRACTING QUALIFIED PERSONNEL IN FOREIGN COUNTRIES.

Our research and development program requires us to recruit highly skilled personnel. There can be no assurance that we will be able to attract these personnel for work either in the United States or China. If we cannot attract skilled personnel, our operations will likely suffer and any competitive edge that we have in the marketplace will quickly erode.

CORPORATE GOVERNANCE MATTERS

We have not voluntarily implemented various corporate governance measures which may provide shareholders with more protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and

Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's chief executive officer and treasurer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by the Company and its obligations to comply with applicable accounting and disclosure requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the Company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2007, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                  CYBRDI, INC.


DATE:  May 21, 2007               By /s/ Yanbiao Bai
                                  ------------------
                                  Yanbiao Bai
                                  Chief Executive Officer and President


DATE:  May 21, 2007               By /s/ Xue Bu
                                  -------------
                                  Xue Bu
                                  Principal Financial Officer