Form 10QSB
period 2007-06-30
Cybrdi, Inc.
filed 2007-08-20
CIK 19002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

50,456,569 shares of Common Stock, without par value, as of August 17, 2007

================================================================================

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)
  as at June 30, 2007 and (Audited) December 31, 2006

Consolidated Statements of Operations (Unaudited)
  For the Three Months Ended June 30, 2007 and 2006;
  For The Six Months Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flow (Unaudited)
  For the Six Months Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements (Unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other Information

Item 5. Exhibits

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CYBRDI, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                 ASSETS                              JUNE 30,2007    DECEMBER 31,2006
                                                                     ------------    ----------------
                                                                      (UNAUDITED)       (AUDITED)
CURRENT ASSETS
     Cash and equivalents                                             $   462,879      $   782,899
     Accounts receivable                                                    6,951           37,382
     Inventories                                                          380,867          366,161
     Loan to affiliated company                                         2,496,059               --
     Loan to unaffiliated company                                       1,221,755        3,241,886
     Other receivables and prepaid expenses                               263,165          200,384
                                                                      -----------      -----------
TOTAL CURRENT ASSETS                                                    4,831,676        4,628,712
PROPERTY, PLANT AND EQUIPMENT, NET                                        476,617          505,714
INTANGIBLE ASSETS, NET                                                    490,485          519,415
                                                                      -----------      -----------

TOTAL ASSETS                                                            5,798,778        5,653,841
                                                                      ===========      ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                161,128          133,463
     Other payables                                                        37,549           31,508
     Amount due to stockholders/officers                                  191,917          205,218
                                                                      -----------      -----------
TOTAL CURRENT LIABILITIES                                                 390,594          370,189

MINORITY INTERESTS                                                      1,142,935        1,124,557
                                                                      -----------      -----------

TOTAL LIABILITIES                                                       1,533,529        1,494,746
                                                                      -----------      -----------
STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
             zero shares issued and outstanding                                --               --
     Common Stock, no par value, 150,000,000 shares authorized,
             50,456,569 shares issued and outstanding                          --               --
     Additional paid-in capital                                         3,601,932        3,601,932
     Reserve funds                                                        336,885          336,885
     Accumulated deficit                                                      (12)         (12,639)
     Accumulated other comprehensive income                               326,444          232,917
                                                                      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                              4,265,249        4,159,095
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 5,798,778      $ 5,653,841
                                                                      ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30, 2007          JUNE 30, 2006          JUNE 30, 2007          JUNE 30, 2006
                                          ------------------     ------------------      ----------------       ----------------
                                              (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
REVENUE
      Products                               $    149,625           $     90,370           $    317,721           $    173,588
      Service rendered                             29,659                 38,750                 38,838                 53,871
                                             ------------           ------------           ------------           ------------
         TOTAL REVENUE                            179,284                129,120                356,559                227,459
                                             ------------           ------------           ------------           ------------
COST OF SALES
      Products                                     54,155                 47,023                131,594                 90,545
      Service rendered                              3,957                  5,090                  3,962                  5,180
                                             ------------           ------------           ------------           ------------
        TOTAL COST OF SALES                        58,112                 52,113                135,556                 95,725
                                             ------------           ------------           ------------           ------------
GROSS PROFIT                                      121,172                 77,007                221,003                131,734
                                             ------------           ------------           ------------           ------------

OPERATING EXPENSES:
      Selling and distribution expenses            32,222                 30,023                 59,277                 58,647
      General and administrative expenses         112,424                179,357                277,098                318,763
                                             ------------           ------------           ------------           ------------
                                                                                                                  ------------
TOTAL OPERATING EXPENSES                          144,646                209,380                336,375                377,410
                                             ------------           ------------           ------------           ------------

LOSS FROM OPERATIONS                              (23,474)              (132,373)              (115,372)              (245,676)
                                             ------------           ------------           ------------           ------------

OTHER INCOME/(EXPENSE)
      Interest income                              34,823                 69,510                 77,842                130,951
      Other income, net                            64,948                  4,949                 68,535                  7,476
                                             ------------           ------------           ------------           ------------
TOTAL OTHER INCOME                                 99,771                 74,459                146,377                138,427
                                             ------------           ------------           ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                  76,297                (57,914)                31,005               (107,249)
Income Taxes Expenses                                  --                     --                     --                     --
                                             ------------           ------------           ------------           ------------
Income (Loss) before Minority Interest             76,297                (57,914)                31,005               (107,249)

Minority Interest/(Loss)                           15,448                 (1,183)                18,379                 (3,750)
                                             ------------           ------------           ------------           ------------
NET INCOME (LOSS)                            $     60,849           $    (56,731)          $     12,626           $   (103,499)
                                             ============           ============           ============           ------------

Other Comprehensive Income (Loss):
Foreign Currency Translation gain                  55,172                 10,284                 93,527                 34,628
                                             ------------           ------------           ------------           ------------
COMPREHENSIVE INCOME (LOSS)                  $    116,021           $    (46,447)          $    106,153           $    (68,871)
                                             ============           ============           ============           ============

Net Loss Per Common Share
      Basic and Diluted                      $       0.00           $      (0.00)          $       0.00           $      (0.00)
                                             ============           ============           ============           ============

Weighted Average Number of
   Shares Outstanding
      Basic and Diluted                        50,456,569             50,456,569             50,456,569             50,456,569
                                             ============           ============           ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           CYBRDI INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       FOR SIX MONTHS ENDED  FOR SIX MONTHS ENDED
                                                                           JUNE 30, 2007         JUNE 30, 2006
                                                                       --------------------  --------------------
                                                                            (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                                      $    12,626           $  (103,499)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                           84,271               100,863
         Minority interest                                                       18,379                (3,750)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                                     30,602                39,110
         Inventories                                                             (5,331)              (54,224)
         Other receivable and prepaid expenses                                  (56,303)             (109,175)
         Accounts payable and accrued expenses                                   23,699                52,338
         Other payables                                                           5,117                13,512
                                                                            -----------           -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        113,060               (64,825)
                                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                               (1,651)              (27,434)
         Payment to loan to affiliated companies                             (2,496,059)                   --
         Proceeds from (payment to) loan to unaffiliated companies            2,050,205            (3,289,844)
                                                                            -----------           -----------
     NET CASH USED IN INVESTING ACTIVITIES                                     (447,505)           (3,317,278)
                                                                            -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from shareholders/officers                                     27,563                 1,000
         Payment to shareholders/officers                                       (31,024)              (30,015)
                                                                            -----------           -----------
     NET CASH USED IN FINANCING ACTIVITIES                                       (3,461)              (29,015)
                                                                            -----------           -----------

NET DECREASE IN CASH AND EQUIVALENTS
     Net Decrease in Cash and Equivalents                                      (337,906)           (3,411,118)
     Effect of Exchange Rate Changes on Cash and Equivalents                     17,886                17,571
     Cash and Equivalents, at Beginning of Period                               782,899             4,206,695
                                                                            -----------           -----------

     CASH AND EQUIVALENTS, AT END OF PERIOD                                 $   462,879           $   813,148
                                                                            ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1. INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiary have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

2. DESCRIPTION OF BUSINESS

Cybrdi, Inc. (f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. Until approximately June 2004, our business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for our products, we lost our remaining significant customers and disposed of , or wrote off our remaining inventory. As a result of these occurrences, we concluded that our audio and videotape businesses were no longer viable and some of our product lines were obsolete and we placed our emphasis on attempting to find a buyer.

In November 2004, we formed a wholly-owned subsidiary , Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquire all of the ownership interests in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). We acquired Cybrdi Maryland in exchange for 47,328,263 shares of our common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired approximately 93.8% of the outstanding shares of our common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of our shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner", a PRC corporation) and Immuno-OncoGenomics Inc. (the "Foreign Partner", a U.S. corporation). The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and i may be extended upon mutual consent The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

Most of our activities are conducted through Chaoying Biotech. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue micro array products.

On February 10, 2005, we completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc.

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

5. REVERSE MERGER

On February 10, 2005, (the "Closing Date") we closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Certron's common stock , and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Agreement, on February 10, 2005, we amended our articles of incorporation to authorize the issuance of 150 million shares of common stock no par value and 500,000 shares of preferred stock, $1.00 par value per share, none of which are issued or outstanding.

Concurrent with the filing of the Articles of Merger, all of our then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as our Chairman of the Board of Directors. Mr. Bai then nominated the balance of the Board of Directors.

On June 30, 2005 our Board of Directors changed our fiscal year end from October 31 to December 31.

6. GOVERNMENT GRANT

In 2000, the P.R. China Government launched the "Western Development Project" which included the development of 15 specifically named technologies and has allocated government grants to encourage the development of these technologies. For the quarter ended June 30, 2007 and 2006, we did not receive any government grants under the Western Development Project.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

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

NOTE B - ASSETS

The June 30, 2007 balance sheet included total current assets of $4,831,676 and non-current assets of $967,102. Of these amounts, approximately $462,879 in cash and $6,951 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to affiliated company, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials, work in process, packaging material. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

The other primary assets included in current assets are a loan to affiliated company and loan to unaffiliated company.

Loan to affiliated company consists of loans to Shandong Chaoying Culture and Entertainment Co., Ltd ("SD Chaoying"), a related People's Republic of China ("PRC") registered company located in Shandong Province P.R. China. During the second quarter of 2007, Chaoying Biotech had loaned $2,496,059 (equivalent to RMB 19Million) to SD Chaoying. As of June 30, 2007, SD Chaoying is still in the development stage and there is no actual business. The future business of SD Chaoying is intended to be primarily focused on culture and entertainment, including make-up, body building, body slimming, gambling, bath, karaoke, catering and lodging . SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. The development and construction of a casino is anticipated to be completed in 2008.

Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated PRC registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,849,185,) since January 2006. As of June 30, 2007, the loan balance had been reduced to RMB9.3 Million (equivalent to $1,221,755) and the details are listed as follows:

-------------------- ------------------------------------- --------------- ------------------- -----------------------
 CONTRACT EXECUTED                  LOAN AMOUNT                INTEREST          TERM             REPAYMENT DATE
       DATE
-------------------- ------------------------------------- --------------- ------------------- -----------------------
     1/9/2006              RMB 15,000,000      $1,970,573        8%              1 year              11/16/2006
-------------------- --------------------- --------------- --------------- ------------------- -----------------------
     1/10/2006              RMB 8,300,000      $1,090,384        8%              1 year              11/25/2006
-------------------- --------------------- --------------- --------------- ------------------- -----------------------
     1/19/2006              RMB 6,000,000       $ 788,229        5%             3 months                 **
-------------------- --------------------- --------------- --------------- ------------------- -----------------------

** RMB1 million (equivalent to $131,372), RMB2 million (equivalent to $262,743), RMB1 million (equivalent to $131,372) RMB6 million(equivalent to $788,229) ,RMB 2 million(equivalent to $ 262,743) and RMB8 million(equivalent to $1,050,972) were repaid on April 28, 2006 ,June 19, 2006 , August 17,2006 ,May 21,2007, May 22,2007 and June 13,2007 respectively. According to oral agreement with Quan Ye, it will paid us the balance of loan and 5% Interest outstanding before ended of year 2007 On October 9, 2006, Chaoying Biotech renewed the first and second loan agreements (RMB15 millions and RMB8.3 million) with QuanYe. Due to the influence of market factors, continuous increase of general and management cost and relatively lower profit rate of QuanYe. Chaoying Biotech agreed to extend the loans as set forth below, and adjusted the interest rate from 8% to 5% commencing upon the inception of the loan. The details are listed as follows:

------------------------ ------------------------------------- --------------- ------------- --------------------
CONTRACT                             LOAN AMOUNT                  INTEREST        TERM         EXTENDED DUE DATE
RE-EXECUTED DATE
------------------------ ------------------------------------- --------------- ------------- --------------------
11/25/2006               RMB 15,000,000        $1,970,573      5%              6 months      05/24/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
11/25/2006               RMB   8,300,000       $1,090,384      5%              6 months      05/24/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
12/31/2006               RMB   2,000,000       $ 262,743       5%              3 months      03/31/2007
------------------------ --------------------- --------------- --------------- ------------- --------------------
Total                    RMB 25,300,000        $3,323,700
------------------------ --------------------- --------------- --------------- ------------- --------------------

Management believes and views QuanYe as an alternative financial institution and believes it is an efficient way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

Included in-non-current assets are property, plant and equipment, and intangible assets, Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People's Republic of China ("PRC"), and office equipment located in PRC and United States. . Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipments have estimated useful lives of 20 and 5 years, respectively. Intangible assets include a tissue chip patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

As of June 30, 2007, the balance sheet included total liabilities of $1,533,529 of which $1,142,935 represents the 20% minority interest in Chaoying Biotech. Included in the total liabilities $191,917 was due to stockholders who are also our officers. The amount is an advance to assist with our operations in prior years. This advance is non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we began to record 50% CIT provision for the first quarter of 2005. The effective tax rate is approximately 7.5%. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes provision is required as of June 30, 2007 and 2006, respectively.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of June 30, 2007, we had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

NOTE D - SUBSEQUENT EVENTS

On July 26,2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co, Inc (" Chaoying Beauty"), a related company. Chaoying Biotech will acquire 83.33% ownership of SD Chaoying from Chaoying Beauty.. On July 28, 2007, Chaoying Biotech paid the purchase price of RMB15 million (equivalent to $1,970,573) to Chaoying Beauty. As of August 16, 2007, the ownership title of business certificates had not been transferred to Chaoying Biotech. SD Chaoying was established under the laws of the PRC on October, 26, 2006, with registered capital RMB 18 million, located in Changle County (Changle County is to be changed Baocheng District), Shangdong Province. As of June 30, 2007, SD Chaoying is still in the development stage and there is no actual business. The future business of SD Chaoying is intended to be primarily focused on culture and entertainment, including make-up, body building, body slimming, gambling, bath, karaoke, catering and lodging . SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. The development and construction of a casino is anticipated to be completed in 2008.

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

With our sophisticated research in genes, we can provide the professional health diagnostic service for our customers. We can check the reasons for obesity and other skin diseases like freckles by our genetic analysis, which offers more accurate and specialized diagnosis than other similar services in the current market] Such information can be utilized to guide customers to set up the right health or fitness program. At present, we to provide genetic test for the mechanism of obesity or skin disease.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

We intend to expand our business into culture and entertainment through our acquisition of SD Chaoying. The future business of SD Chaoying is intended to be primarily focused on culture and entertainment. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. The development and construction of a casino is anticipated to be completed in 2008.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007
COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

                                    FOR THREE MONTHS                FOR THREE MONTHS
                                  ENDED JUNE 30, 2007             ENDED JUNE 30, 2006                   2007 VS 2006
                                  -------------------             -------------------                   ------------
                                                                                                 INCREASE/ (DECREASE)
REVENUE
      Products                               $ 149,625    83%                $  90,370    70%              $  59,255         66%
      Service rendered                       $  29,659    17%                $  38,750    30%                 (9,091)       -23%
                                             ---------                       ---------                     ---------
         TOTAL REVENUE                         179,284   100%                  129,120   100%                 50,164         39%
                                             ---------                       ---------                     ---------
COST OF SALES
      Products                                  54,155                          47,023                         7,132         15%
      Service rendered                           3,957                           5,090                        (1,133)       -22%
                                             ---------                       ---------                     ---------
        TOTAL COST OF SALES                     58,112    32%                   52,113    40%                  5,999         12%
                                             ---------                       ---------                     ---------
GROSS PROFIT                                   121,172    68%                   77,007    60%                 44,165         57%
                                             ---------                       ---------                     ---------

OPERATING EXPENSES:
      Selling and
        distribution expenses                   32,222                          30,023                         2,199          7%
      General and
        administrative expenses                112,424                         179,357                       (66,933)       -37%
                                             ---------                       ---------                     ---------
TOTAL OPERATING EXPENSES                       144,646    81%                  209,380   162%                (64,734)       -31%
                                             ---------                       ---------                     ---------

(LOSS) INCOME FROM OPERATIONS                  (23,474)  -13%                 (132,373) -103%                108,899        -82%
                                             ---------                       ---------                     ---------
OTHER INCOME/(EXPENSE)
      Interest income                           34,823                          69,510                       (34,687)       -50%
      Other income, net                         64,948                           4,949                        59,999       1212%
                                             ---------                       ---------                     ---------
TOTAL OTHER INCOME                              99,771    56%                   74,459    58%                 25,312         34%
                                             ---------                       ---------                     ---------

INCOME (LOSS) BEFORE INCOME TAXES               76,297                         (57,914)                      134,211       -232%
Income Taxes Expenses                               --                              --                            --
                                             ---------                       ---------                     ---------
Income (Loss) before
  Minority Interest                             76,297    43%                  (57,914)  -45%                134,211       -232%
Minority (Loss)/Interest                        15,448     9%                   (1,183)   -1%                 16,631      -1406%
                                                                                                           ---------

NET INCOME (LOSS)                            $  60,849    34%                $ (56,731)  -44%              $ 117,580       -207%
                                             =========                       =========                     =========

NET SALES

We generate two categories of revenues: tissue chip product and services. The net sales increased from $50,164 to $179,284 for the three months ended June 30, 2007 from $129,120 for the three months ended June 30, 2006.

Tissue Chip Product: The net sales increased $59,255 to $149,255 for the three months ended June 30, 2007 as compared to $90,370 for the three months ended June 30, 2006. For the first three months of 2007, we sold more tissue chips in the China market with higher gross margin as compared to the first three months of 2006.

Services: Fewer technical service orders were received during the second quarter of 2007 as compared to 2006 resulting in a decrease in sales of $9,091 to $29,659 from $38,750 for the three months ended June 30, 2007 as compared to June 30, 2006. We believe that this decline is primarily attributable to increased competition from larger better financed multinationals that can compete on the basis of name recognition and pricing. We believe that we will be able to compete in the future based upon the quality of service we can provide.

GROSS MARGIN

Gross margin as a percentage of sales increased to 68% for the three months ended June 30, 2007 from 60% for three months ended June 30, 2006,. Gross profit for the three months ended June 30, 2007 increased $44,165 to $121,172 from $77,007 for the three months ended June 30, 2006. The primary reason for the increase is due to the increased sales of tissue chip products with higher individual gross margin.

OPERATING EXPENSES

Our operating expenses decreased $64,734 to $144,446 for the three months ended June 30, 2007 from $209,380 for the three months ended June 30, 2006. This is primarily due to an decrease in general and administrative expenses of $67,133 to $112,224 for the three months ended June 30, 2007 from $179,357 for the three months ended June 30, 2006., and an increase in selling and distribution expenses of $2,199 to $32,222 for the three months ended June 30, 2007 from $30,023 for the three months ended June 30, 2006.. The decrease in general and administrative expenses was primarily attributable to the decrease of professional fees in the amount of $39,434 in the second quarter 2007.

OTHER INCOME

Interest income decreased by $34,687 to $34,823 for the three months ended June 30, 2007 from $69,510 for the three months ended June 30, 2006. .Most of the interest income is due to loans which we have made to QuanYe. The decrease in interest income was primarily attributable to the repayment of $2,101,944 during the second quarter of 2007.

INCOME TAXES

We have not recorded a provision for federal income tax for the second quarter ended June 30, 2007 and 2006, due to no taxable income after offsetting all taxes losses carried forward from prior periods. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we began to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended June 30, 2007 and 2006.

FOR THE SIX MONTHS ENDED JUNE 30, 2007
COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

                                        FOR SIX MONTHS                  FOR SIX MONTHS
                                     ENDED JUNE 30, 2007             ENDED JUNE 30, 2006                2007 VS 2006
                                     -------------------             -------------------                ------------
                                                                                                INCREASE/ (DECREASE)
REVENUE
      Products                               $ 317,721    89%               $  173,588    76%              $ 144,133         83%
      Service rendered                       $  38,838    11%               $   53,871    24%              $ (15,033)       -28%
                                             ---------                      ----------                     ---------
         TOTAL REVENUE                         356,559   100%                  227,459   100%                129,100         57%
                                             ---------                      -----------                    ---------
COST OF SALES
      Products                                 131,594                          90,545                        41,049         45%
      Service rendered                           3,962                           5,180                        (1,218)       -24%
                                             ---------                      ----------                     ---------
        TOTAL COST OF SALES                    135,556    38%                   95,725    42%                 39,831         42%
                                             ---------                      ----------                     ---------
GROSS PROFIT                                   221,003    62%                  131,734    58%                 89,269         68%
                                             ---------                      ----------                     ---------

OPERATING EXPENSES:
      Selling and
        distribution expenses                   59,277                          58,647                           630          1%
      General and
        administrative expenses                277,098                         318,763                       (41,665)       -13%
                                             ---------                      ----------                     ---------
TOTAL OPERATING EXPENSES                       336,375    94%                  377,410   166%                (41,035)       -11%
                                             ---------                      -----------                    ---------

LOSS FROM OPERATIONS                          (115,372)  -32%                 (245,676) -108%               130,304         -53%
                                             ---------                      ----------                     ---------
OTHER INCOME/(EXPENSE)
      Interest income                           77,842                         130,951                       (53,109)       -41%
      Other income, net                         68,535                           7,476                        61,059        817%
                                             ---------                      ----------                     ---------
TOTAL OTHER INCOME                             146,377    41%                  138,427    61%                  7,950          6%
                                             ---------                      ----------                     ---------

INCOME (LOSS) BEFORE INCOME TAXES               31,005                        (107,249)                      138,254       -129%
Income Taxes Expenses                               --                              --                            --
                                             ---------                      ----------                     ---------
Income (Loss) before
  Minority Interest                             31,005     9%                 (107,249)  -47%                138,254       -129%
Minority Interest (Loss)                        18,379     5%                   (3,750)   -2%                 22,129       -590%
                                             ---------                      ----------                     ---------

NET INCOME (LOSS)                            $  12,626     4%               $ (103,499)  -46%              $ 116,125       -112%
                                             =========                      ==========                     =========

NET SALES

We generate two categories of revenues: tissue chip product and services. The net sales increased $129,100 to $356,559 for the six months ended June 30, 2007 from $227,459 for the six months ended June 30, 2006.

Tissue Chip Product: The net sales increased $144,133 to $317,721 for the six months ended June 30, 2007 as compared to $173,588 for the six months ended June 30, 2006. . For the first six months of 2007, we sold more tissue chips in the China market with higher gross margin as compared to the first six months of 2006

Services: Fewer technical service orders were received during the second quarter of 2007 as compared to 2006 resulting in a decrease in sales of $15,033 to $38,838 from $53,871 for the six months ended June 30, 2007 as compared to June 30, 2006. We believe that this decline is primarily attributable to increased competition from larger better financed multinationals that can compete on the basis of name recognition and pricing. We believe that we will be able to compete in the future based upon the quality of service we can provide.

GROSS MARGIN

Gross margin as a percentage of sales increased from 62% for six months ended June 30, 2007 from 58% for six months ended June 30,2006. Gross profit for the six months ended June 30, 2007 increased $89,269 to $221,003 from $131,734 for the six months ended June 30, 2006. The primary reason for the increase is due to increased sales of tissue chip products with higher individual gross margin.

OPERATING EXPENSES

Our operating expenses decreased by $41,035 to $336,375 for the six months ended June 30, 2007 from $377,410 for the six months ended June 30, 2006. This is primarily due to a decrease in general and administrative expenses of $41,665 to $277,098 for the six months ended June 30, 2007 from $318,763 for the six months ended June 30, 2006., and an increase in selling and distribution expenses of $630 to $59,277 for the six months ended June 30, 2007 from $58,647 for the six months ended June 30, 2006.. The decrease in general and administrative expenses was primarily attributable to the decrease of professional fees in the amount of $22,851 in the six months of 2007.

OTHER INCOME

Interest income decreased by $53,109 to $77,842 for the six months ended June 30, 2007 from $130,951for the six months ended June 30, 2006. .Most of the interest income is due to loans which we have made to QuanYe . The decrease in interest income was primarily attributable to Quan Ye repaid of $2,101,944 during the second quarter of 2007.

INCOME TAXES

We have not recorded a provision for federal income tax for the six months ended June 30, 2007 and 2007, due to no taxable income after offsetting all taxes losses carried forward from prior period. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we begin to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the six months ended June 30, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) increased by $182,559 from $4,258,523 as of December 31, 2006 to $4,441,082 as of June 30, 2007. We had no long-term liabilities. The increase was primarily due to the increase by $445,854 from an increase of $2,496,059 in loan to affiliated company to offset by a decrease of $2,050,205 in loan to an unaffiliated company. . Due to net income generated and accounts receivable decreased, we had positive cash provided by our operating activities for the first six months ended June 30, 2007 compared to negative cash used in the operating activities for the first six months ended June 30, 2006. Accordingly, we believe, although there can be no assurance that, have sufficient capital resources to fund our business for the next 12 months.

For investing activities, we had $1,651 and $27,434 of capital fixed assets expenditures for the six months ended June 30, 2007 and 2006. During the first six months of 2007, we received a repayment of $2,050,205 from the loan to Quan Ye, and loaned $2,496,059 to SD Chaoying. Accordingly, there is negative cash used in the investing activities of $447,505 for the six months ended June 30,2007

For financing activities for the six months ended June 30, 2007 and 2006, we paid more advances to our shareholders/officers than we received. Accordingly, we have a negative cash used in financing activities of $3,461. .

In order to make capital improvements we will require additional capital from external sources or the repayment of loans from Quan Ye or SD Chaoying, a related party.

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

You should consider each of the following risk factors and any other information set forth in this Form 10-QSB and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH OUR PROSPECTIVE BUSINESS AND OPERATIONS

We have a limited history with respect to the manufacture, sale and distribution of TMAs. Medical technology is constantly evolving and there can be no assurance that our TMAs will keep pace with medical breakthroughs. Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) continue to develop new TMA products and market these products both in China and other developing countries and (ii) our ability to evaluate the merits of pursuing the beauty supply business and its success in developing franchise opportunities despite our lack of prior experience.

OUR BUSINESS IS HEAVILY DEPENDENT ON THE ECONOMIC GROWTH OF CHINA

At the current time, our business is heavily dependent on the economy and the developing middle and upper class in China. Should the country suffer an economic downturn or should the government imposed restrictions on the growth of private companies and the ability of a large consumer class to earn money in the private sector our business will suffer. To the extent that any of the foregoing should occur, our revenues will decline significantly.

WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS THROUGH INTERNAL GROWTH

In order to fully implement our business plan, we may require additional financing. Financing may be in the form of traditional bank financing or through the sale of our common stock. There can be no assurance that we will be able to secure adequate bank financing or if available, that it will be on terms acceptable to us. If we attempt to sell shares of our common stock, existing shareholders will face dilution and likely a reduction in the price of our common stock. There are currently no financing arrangements in place.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

Development and distribution of our TMAs is subject to regulation both where we manufacture and where we sell the products. We believe that we are currently in compliance with applicable governmental rules and procedures. However, there can be no assurance that changes in the regulatory environment will not make it difficult for us to comply or result in a substantial increase in our operating costs and a resulting decline in our margins.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTROL COSTS AND EXPENSES.

If our business grows, costs will increase. Management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if we are successful in expanding its operations (of which there can be no assurance), our management still may not be able to control costs and expenses adequately, and therefore such expansion may result in operating losses.

COMPETITION

Our market is highly competitive and some of our competitors may have greater resources than us. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products and services. If this should occur, revenues may decline and we will likely lose market share.

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

UNANTICPATED OBSTACLES TO EXECUTION OF OUR BUSINESS PLAN.

Our business plans may change significantly. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that our chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of our principals and advisors. Management reserves the right to make significant modifications to our stated strategies depending on future events.

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

RESEARCH AND DEVELOPMENT CAN BE COSTLY

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

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources. In order to manage this potential growth, we must continue to improve and expand our management, operational and financial systems and controls. We will need to expand, train and manage our employee base. No assurances can be given that we will be able to timely and effectively meet such demands.

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

Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls.

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

RISKS RELATED TO OUR COMMON STOCK

WE DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid cash dividends on our common stock and we have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT A SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as a penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit our market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on national exchanges, and our price may fluctuate dramatically in the future.

Our Common Stock is currently quoted on the Pink Sheets. Our Common Stock was previously listed for trading on the Over-the-Counter Electronic Bulletin Board. The trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by our chief executive officer and treasurer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by us and our obligations to comply with applicable accounting and disclosure requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material pending legal proceedings to which we are a party. We were notified by a letter dated June 2, 2000 that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2007, we have accrued a sufficient amount to cover any potential liabilities from this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 26,2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co, Inc (" Chaoying Beauty"), a related company. Chaoying Biotech will acquire 83.33% ownership of SD Chaoying from Chaoying Beauty. On July 28, 2007, Chaoying Biotech paid the purchase price of RMB15 million (equivalent to $1,970,573) to Chaoying Beauty. As of August 16, 2007, the ownership title of business certificates had not been transferred to Chaoying Biotech. SD Chaoying was established under the laws of the PRC on October, 26, 2006, with registered capital RMB 18 million, located in Changle County (Changle County is to be changed Baocheng District), Shangdong Province. As of June 30, 2007, SD Chaoying is still in the development stage and there is no actual business. The future business of SD Chaoying is intended to be primarily focused on culture and entertainment, including make-up, body building, body slimming, gambling, bath, karaoke, catering and lodging . SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. The development and construction of a casino is anticipated to be completed in 2008.

ITEM 6. EXHIBITS

10.1 Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Beauty & Cosmetics Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification

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

                                    CYBRDI, INC.


DATE:  August 20, 2007              By /s/ Yanbiao Bai
                                       ---------------
                                       Yanbiao Bai
                                       Chief Executive Officer and president