Form 10QSB
period 2007-09-30
Cybrdi, Inc.
filed 2007-12-21
CIK 19002

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

50,456,569 shares of Common Stock, without par value, as of December 21, 2007

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
  (Unaudited) as at September 30, 2007 and (Audited) December 31, 2006

Consolidated Statements of Operations
  (Unaudited) For the Three Months Ended September 30, 2007 and 2006; For The Nine Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flow
  (Unaudited) For the Nine Months Ended September 30, 2007 and 2006

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Exhibits

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,2007  DECEMBER 31,2006
                                                                  -----------------  ----------------
                                                                      (UNAUDITED)       (AUDITED)
                                  ASSETS
CURRENT ASSETS
     Cash and equivalents                                             $   744,821      $   782,899
     Accounts receivable                                                   28,050           37,382
     Inventories                                                          374,096          366,161
     Loan to unaffiliated company                                       1,107,730        3,241,886
     Other receivables and prepaid expenses                               124,567          200,384
                                                                      -----------      -----------
TOTAL CURRENT ASSETS                                                    2,379,264        4,628,712
PROPERTY, PLANT AND EQUIPMENT, NET                                        494,265          505,714
CONSTRUCTION IN PROGRESS                                                   37,525               --
INTANGIBLE ASSETS, NET                                                  3,600,391          519,415
                                                                      -----------      -----------

TOTAL ASSETS                                                            6,511,445        5,653,841
                                                                      ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                158,628          133,463
     Other payables                                                        36,256           31,508
     Loan from affiliated company                                         266,923               --
     Amount due to stockholders/officers                                  258,454          205,218
                                                                      -----------      -----------
TOTAL CURRENT LIABILITIES                                                 720,261          370,189

MINORITY INTERESTS                                                      1,518,115        1,124,557
                                                                      -----------      -----------

TOTAL LIABILITIES                                                       2,238,376        1,494,746
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
             zero shares issued and outstanding                                --               --
     Common Stock, no par value, 150,000,000 shares authorized,
             50,456,569 shares issued and outstanding                          --               --
     Additional paid-in capital                                         3,571,864        3,601,932
     Reserve funds                                                        336,885          336,885
     Accumulated deficit                                                 (106,010)         (12,639)
     Accumulated other comprehensive income                               470,330          232,917
                                                                      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                              4,273,069        4,159,095
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 6,511,445      $ 5,653,841
                                                                      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2007   SEPTEMBER 30, 2006    SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                                  ------------------   ------------------    ------------------   ------------------
                                                      (Unaudited)          (Unaudited)           (Unaudited)         (Unaudited)
REVENUE
      Products                                       $    178,649         $    118,063         $    496,370         $    291,651
      Service rendered                                      8,333               30,740               47,171               84,611
                                                     ------------         ------------         ------------         ------------
         TOTAL REVENUE                                    186,982              148,803              543,541              376,262
                                                     ------------         ------------         ------------         ------------
COST OF SALES
      Products                                             98,348               48,292              229,942              138,837
      Service rendered                                         --               (1,763)               3,962                3,417
                                                     ------------         ------------         ------------         ------------
        TOTAL COST OF SALES                                98,348               46,529              233,904              142,254
                                                     ------------         ------------         ------------         ------------
GROSS PROFIT                                               88,634              102,274              309,637              234,008
                                                     ------------         ------------         ------------         ------------

OPERATING EXPENSES:
      Selling and distribution expenses                    29,055               25,863               88,332               84,510
      General and administrative expenses                 192,934              138,797              470,032              457,560
                                                     ------------         ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                  221,989              164,660              558,364              542,070
                                                     ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                     (133,355)             (62,386)            (248,727)            (308,062)
                                                     ------------         ------------         ------------         ------------

OTHER INCOME/(EXPENSE)
      Interest income, net                                 16,419               64,745               94,261              195,696
      Other income, net                                     1,729                3,187               70,264               10,663
                                                     ------------         ------------         ------------         ------------
TOTAL OTHER INCOME                                         18,148               67,932              164,525              206,359
                                                     ------------         ------------         ------------         ------------

(LOSS) INCOME BEFORE INCOME TAXES                        (115,207)               5,546              (84,202)            (101,703)
Income Taxes Expenses                                          --                   --                   --                   --
                                                     ------------         ------------         ------------         ------------
(Loss) Income before Minority Interest                   (115,207)               5,546              (84,202)            (101,703)

Minority Interest                                          (9,208)              (1,509)               9,171               (5,259)
                                                     ------------         ------------         ------------         ------------
NET (LOSS) INCOME                                    $   (105,999)        $      7,055         $    (93,373)        $    (96,444)
                                                     ============         ============         ============         ------------

Other Comprehensive Income:
Foreign Currency Translation gain                         143,886               41,896              237,413               76,524
                                                     ------------         ------------         ------------         ------------
COMPREHENSIVE INCOME (LOSS)                          $     37,887         $     48,951         $    144,040         $    (19,920)
                                                     ============         ============         ============         ============

Net (Loss) Income Per Common Share
      Basic and Diluted                              $      (0.00)        $       0.00         $      (0.00)        $      (0.00)
                                                     ============         ============         ============         ============

Weighted Average Number of Shares Outstanding
      Basic and Diluted                                50,456,569           50,456,569           50,456,569           50,456,569
                                                     ============         ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CYBRDI INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       FOR NINE MONTHS ENDED    FOR NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2007       SEPTEMBER 30, 2006
                                                                       ---------------------    ---------------------
                                                                             (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                                                $   (93,373)            $   (96,444)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                           125,350                 154,315
         Loss on disposal of fixed assets                                          4,142                      --
         Minority interest                                                         9,171                  (5,259)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                                      10,451                 355,037
         Inventories                                                               6,987                 (48,404)
         Other receivable and prepaid expenses                                    80,786                (151,566)
         Accounts payable and accrued expenses                                    18,837                  37,184
         Other payables                                                            3,302                  19,378
                                                                             -----------             -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   165,653                 264,241
                                                                             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property, plant and equipment                              (36,353)                (42,637)
         Payment for construction in progress                                    (37,525)                     --
         Purchases intangible assets                                          (3,123,458)                     --
         Proceeds from property disposal                                             395                      --
         Proceeds from loan to affiliated company                                266,923                      --
         Proceeds from (payment for) loan to unaffiliated company              2,178,343              (3,200,911)
                                                                             -----------             -----------
     NET CASH USED IN INVESTING ACTIVITIES                                      (751,675)             (3,243,548)
                                                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from minority shareholders contribution                        354,319                      --
         Proceeds from shareholders/officers                                     257,473                   1,000
         Payment to shareholders/officers                                       (188,038)               (411,655)
                                                                             -----------             -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         423,754                (410,655)
                                                                             -----------             -----------

NET DECREASE IN CASH AND EQUIVALENTS
     Net Decrease in Cash and Equivalents                                       (162,268)             (3,389,962)
     Effect of Exchange Rate Changes on Cash and Equivalents                     124,190                  42,876
     Cash and Equivalents, at Beginning of Period                                782,899               4,206,695
                                                                             -----------             -----------

     CASH AND EQUIVALENTS, AT END OF PERIOD                                  $   744,821             $   859,609
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

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of its shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner", a PRC corporation) and Immuno-OncoGenomics Inc. (the "Foreign Partner", a U.S. corporation). The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and it may be extended upon mutual consent. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

Most of our activities are conducted through Chaoying Biotech. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's cientific talent, low wage rates, less stringent biogenetic regulation, and large genetic population as it introduces its growing list of tissue micro array products.

On February 10, 2005, we completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc.

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Personal Care Group Co., Inc. its Chinese partner, which is a principal shareholder of the Company . Mr. Bai, our chief executive officer and a director is also a principal of our Chinese partner On July 28, 2007, Chaoying Biotech invested RMB15 millions (equivalent to US $1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd ("SD Chaoying") from its Chinese partner. SD Chaoying is a corporation organized in Shandong provice P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including spa activities , cosmetic and personal care, body building, gambling, catering, and lodging SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of September 30, 2007, SD Chaoying is still in the development stage and there is no actual business. The development and construction of the facility is anticipated to be completed in December 2008.

On March 10 , 2007 we entered into a Sales Agency Agreement with BioMax , Ltd., a U.S. reseller and we terminated our branch office to reduce the general and administrative costs of Cybrdi Maryland in October 2007.

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

5. REVERSE MERGER

On February 10, 2005, (the "Closing Date") we closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that aggregated approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Certron's common stock, and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi

Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

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

On June 30, 2005 our Board of Directors changed our fiscal year end from October 31 to December 31.

6. GOVERNMENT GRANT

In 2000, the P.R. China Government launched the "Western Development Project" which included the development of 15 specifically named technologies and has allocated government grants to encourage the development of these technologies. For the nine months ended September 30, 2007 and 2006, we received $59,903 and $0 for the government grants under the Western Development Project, respectively.

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

NOTE B - ASSETS

The September 30, 2007 balance sheet included total current assets of $2,379,264 and non-current assets of $4,132,181 of these amounts, approximately $744,821 in cash and $28,050 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are primarily finished goods and a minimal amount of raw materials, work in process, packaging material. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

The other primary assets included in current assets are loan to unaffiliated company.

Loan to unaffiliated company consists of loans to QuanYe Security Co.,Ltd ("QuanYe") , an unrelated PRC registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB29.3Million (equivalent to $3,849,185) since January 2006. As of September 30, 2007, the loan balance had been reduced to RMB8.3 Million (equivalent to $1,107,730). The interest rate for these loans initially was 8% per year, and drop down to 5% since October 9, 2006.

Management believes and views QuanYe as an alternative financial institution and believes it is an efficient way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused funds through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

Included in-non-current assets are property, plant and equipment, construction in progress and intangible assets.. Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People's Republic of China ("PRC"), and office equipment located in PRC and United States. Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipments have estimated useful lives of 20 and 5 years, respectively. Construction in process of $37,525 mainly consists of a development and construction of a casino in Shandong Provice, which will be transferred to fixed assets in SD Chaoying when it is finished. Intangible assets include a tissue chip patent and land use right. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. As of September 30, 2007, SD Chaoying is still in the development stage, accordingly, its land use rights will be amortized over its estimated useful life of either 40 or 70 years, as applicable, in accordance with applicable Chinese law.

NOTE C - LIABILITIES

As of September 30, 2007, the balance sheet included total liabilities of $2,238,376 of which $1,518,115 represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying. Included in the total liabilities $258,454 was due to stockholders who are also our officers. The amounts are mainly an advance to assist with our operations. This advance is non-interest bearing and has no set repayment terms. And included in the total libilities $266,923 was a loan from an affiliated company, Shaanxi Chaoying Personal Care Group Co.,Inc, located in Shaanxi province P.R.China, this loan is also non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we began to record 50% CIT provision for the first quarter of 2005. The effective tax rate is approximately 7.5%. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes were required as of September 30, 2007 and 2006, respectively.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of September 30, 2007, we had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

PLAN OF OPERATIONS

We focus on biogenetics commercialization and healthcare product applications. Our primary business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which are particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

Our business strategy and focus in the near future include

     o   Enhancing R&D in TMAs and technical service
     o   Expanding our product portfolio and virtual tissue array data bank
         (vTMAB)
     o   Launch the health diagnosis kit for obesity and skin disease
     o   Participate in the culture and entertainment field

With our sophisticated research in genes, we can provide the professional health diagnostic service for our customers. We can check the reasons for obesity and other skin diseases like freckles by our genetic analysis, which offers more accurate and specialized diagnosis than other similar services in the current market. Such information can be utilized to guide customers to set up the right health or fitness program. At present, we provide genetic tests for the mechanism of obesity or skin disease.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

Commencing from the third quarter of year 2007, we had developed a new gene detective tissue array, called New Kits, and started to offer them to our customers.

On July 28, 2007, we acquired an 83.33% equity ownership of SD Chaoying from our Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business after 2008, which will consist primarily of a spa activities, cosmetic personal care, hotel, and casino. Our Chinese partner is a principal shareholder of the Company and Mr. Bai, our chief executive officer and a director is also a principal of our Chinese partner. Commencing in September 2007, SD Chaoying began constructing the facility. The total useful land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. The construction is anticipated to be completed in December 2008. SD Chaoying intends to focus on spa activities, cosmetic personal care, hotel, and casino gambling, which has been approved by Shandong Administration for Civil Affairs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

                                           FOR THREE MONTHS            FOR THREE MONTHS                    2007 VS 2006
                                           ENDED SEPTEMBER 30, 2007    ENDED SEPTEMBER 30, 2006     INCREASE/ (DECREASE)
                                           ------------------------    ------------------------     --------------------
                                                  A                           B                            C=A-B           D=C/B
REVENUE
      Products                                      $ 178,649    96%            $ 118,063    79%               $ 60,586          51%
      Service rendered                                  8,333    4%                30,740    21%                (22,407)        -73%
                                           -------------------         -------------------          --------------------
         TOTAL REVENUE                                186,982   100%              148,803   100%                 38,179          26%
                                           -------------------         -------------------          --------------------
COST OF SALES
      Products                                         98,348    55%               48,292    41%                 50,056         104%
      Service rendered                                      -    0%                (1,763)   -6%                  1,763        -100%
                                           -------------------         -------------------          --------------------
        TOTAL COST OF SALES                            98,348    53%               46,529    31%                 51,819         111%
                                           -------------------         -------------------          --------------------
GROSS PROFIT                                           88,634    47%              102,274    69%                (13,640)        -13%
                                           -------------------         -------------------          --------------------

OPERATING EXPENSES:
      Selling and distribution expenses                29,055                      25,863                         3,192          12%
      General and administrative expenses             192,934                     138,797                        54,137          39%
                                           -------------------         -------------------          --------------------
TOTAL OPERATING EXPENSES                              221,989   119%              164,660   111%                 57,329          35%
                                           -------------------         -------------------          --------------------

(LOSS) INCOME FROM OPERATIONS                        (133,355)  -71%              (62,386)  -42%                (70,969)        114%
                                           -------------------         -------------------          --------------------
OTHER INCOME/(EXPENSE)
      Interest income                                  16,419                      64,745                       (48,326)        -75%
      Other income, net                                 1,729                       3,187                        (1,458)        -46%
                                           -------------------         -------------------          --------------------
TOTAL OTHER INCOME                                     18,148    10%               67,932    46%                (49,784)        -73%
                                           -------------------         -------------------          --------------------

(LOSS) INCOME BEFORE INCOME TAXES                    (115,207)                      5,546                      (120,753)      -2177%
Income Taxes Expenses                                       -                           -                             -
                                           -------------------         -------------------          --------------------
(Loss) Income before Minority Interest               (115,207)  -62%                5,546    4%                (120,753)      -2177%
Minority (Loss)/Interest                               (9,208)   -5%               (1,509)   -1%                 (7,699)        510%
                                           -------------------         -------------------          --------------------

NET (LOSS) INCOME                                  $ (105,999)  -57%             $ 7,055     5%              $ (113,054)      -1603%
                                           ===================         ===================          ====================

NET SALES

We generate three categories of revenues: tissue chip & kit product and services. The net sales increased $38,179 to $186,982 for the three months ended September 30, 2007 from $148,803 for the three months ended September 30, 2006.

Tissue Chip & Kit Product: The net sales increased $60,586 to $178,649 for the three months ended September 30, 2007 as compared to $118,063 for the three months ended September 30, 2006. The primary reason for the increase was due to the sale of higher unit price tissue chip products in the third quarter of 2007 as compared to the products sold in the third quarter of 2006. The products sales in third quarter of 2007 also contained the new product kits which generated net sales revenue of $4,066 in third quarter of 2007.

Services: Fewer technical service orders were received during the three months of 2007 as compared to 2006 resulting in a decrease in sales of $22,407 to $8,333 from $30,740 for the three months ended September 30, 2007 as compared to September 30, 2006. This decline is primarily attributable to increased competition from larger better financed multinationals that can compete on the basis of name recognition and pricing.

GROSS MARGIN

Gross margin as a percentage of sales decreased to 47% for the three months ended September 30, 2007 from 69% for three months ended September 30, 2006. Gross profit for the three months ended September 30, 2007 decreased $13,640 to $88,634 from $102,274 for the three months ended September 30, 2006. The primary reason for the decrease was we sold the tissue chip products with lower individual gross margins in third quarter 2007 as compared to the products sold in the third quarter of 2006.

OPERATING EXPENSES

Our operating expenses increased $57,329 to $221,989 for the three months ended September 30, 2007 from $164,660 for the three months ended September 30, 2006. This is primarily due to an increase in general and administrative expenses of $54,137 to $192,934 for the three months ended September 30, 2007 from $138,797 for the three months ended September 30, 2006, and an increase in selling and distribution expenses of $3,192 to $29,055 for the three months ended September 30, 2007 from $25,863 for the three months ended September 30, 2006. The increase in general and administrative expenses were primarily attributable to the increases of salaries and payroll taxes in Cybrdi Maryland, the increased R&D charges in Chaoying Biotech, and the start-up costs for newly acquired subsidiary, SD Chaoying.

OTHER INCOME

Interest income decreased by $48,326 to $16,419 for the three months ended September 30, 2007 from $64,745 for the three months ended September 30, 2006. The interest income is primarily attributable to loans which we have made to QuanYe. The decrease in interest income was primarily attributable to the repayment by QuanYe in the amount of $2,178,343 loan during the first three quarters of year 2007.

INCOME TAXES

We have not recorded a provision for federal income tax for the third quarter ended September 30, 2007 and 2006, due to no taxable income after offsetting all taxes losses carried forward from prior periods. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we begin to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the quarter ended September 30, 2007 and 2006.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

                                          FOR NINE MONTHS             FOR NINE MONTHS                     2007 VS 2006
                                          ENDED SEPTEMBER 30, 2007    ENDED SEPTEMBER 30, 2006     INCREASE/ (DECREASE)
                                          ------------------------    ------------------------     --------------------
                                                 A                           B                            C=A-B           D=C/B
REVENUE
      Products                                     $ 496,370    91%            $ 291,651    78%              $ 204,719          70%
      Service rendered                                47,171    9%                84,611    22%                (37,440)        -44%
                                          -------------------         -------------------          --------------------
         TOTAL REVENUE                               543,541   100%              376,262   100%                167,279          44%
                                          -------------------         -------------------          --------------------
COST OF SALES
      Products                                       229,942    46%              138,837    48%                 91,105          66%
      Service rendered                                 3,962    8%                 3,417    4%                     545          16%
                                          -------------------         -------------------          --------------------
        TOTAL COST OF SALES                          233,904    43%              142,254    38%                 91,650          64%
                                          -------------------         -------------------          --------------------
GROSS PROFIT                                         309,637    57%              234,008    62%                 75,629          32%
                                          -------------------         -------------------          --------------------

OPERATING EXPENSES:
      Selling and distribution expenses               88,332                      84,510                         3,822           5%
      General and administrative expenses            470,032                     457,560                        12,472           3%
                                          -------------------         -------------------          --------------------
TOTAL OPERATING EXPENSES                             558,364   103%              542,070   144%                 16,294           3%
                                          -------------------         -------------------          --------------------

LOSS FROM OPERATIONS                                (248,727)  -46%             (308,062)  -82%                 59,335         -19%
                                          -------------------         -------------------          --------------------
OTHER INCOME/(EXPENSE)
      Interest income                                 94,261                     195,696                      (101,435)        -52%
      Other income, net                               70,264                      10,663                        59,601         559%
                                          -------------------         -------------------          --------------------
TOTAL OTHER INCOME                                   164,525    30%              206,359    55%                (41,834)        -20%
                                          -------------------         -------------------          --------------------

INCOME (LOSS) BEFORE INCOME TAXES                    (84,202)                   (101,703)                       17,501         -17%
Income Taxes Expenses                                      -                           -                             -
                                          -------------------         -------------------          --------------------
(Loss) Income before Minority Interest               (84,202)  -15%             (101,703)  -27%                 17,501         -17%
Minority Interest (Loss)                               9,171    2%                (5,259)   -1%                 14,430        -274%
                                          -------------------         -------------------          --------------------

NET LOSS                                           $ (93,373)  -17%            $ (96,444)  -26%               $ 3,071           -3%
                                          ===================         ===================          ====================

NET SALES

We generate three categories of revenues: tissue chip & kit product and services. The net sales increased $167,279 to $543,541 for the nine months ended September 30, 2007 from $376,262 for the nine months ended September 30, 2006.

Tissue Chip & Kit Product: The net sales increased $204,719 to $496,370 for the nine months ended September 30, 2007 as compared to $291,651 for the nine months ended September 30, 2006. The primary reason for the increase was due to the sale of higher unit price tissue chip products in the first three quarters of 2007 as compared to the unit price of tissue chip products sold in the first three quarters of 2006. The products sales in third quarter of 2007 also contained the new kit products which generated net sales revenue of $ 4,066 in third quarter of 2007.

Services: Fewer technical service orders were received during the nine months of 2007 as compared to 2006 resulting in a decrease in sales of $37,440 to $47,171 from $84,611 for the nine months ended September 30, 2007 as compared to September 30, 2006. This decline is primarily attributable to increased competition from larger better financed multinationals that can compete on the basis of name recognition and pricing.

GROSS MARGIN

Gross margin as a percentage of sales decreased to 57% for the nine months ended September 30, 2007 from 62% for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 increased $75,629 to $309,637 from $234,008 for the nine months ended September 30, 2006. The primary reason for the increase in gross profit amount but the decrease in gross profit margin is due to the increase in sales of tissue chip products with slightly lower individual cost margin offset ]together with higher service costs and lower gross profit margin services during the first three quarters of 2007 as compared to the first three quarters of 2006.

OPERATING EXPENSES

Our operating expenses increased by $16,294 to $558,364 for the nine months ended September 30, 2007 from $542,070 for the nine months ended September 30, 2006. This was primarily due to an increase in general and administrative expenses of $12,472 to $470,032 for the nine months ended September 30, 2007 from $457,560 for the nine months ended September 30, 2006., and an increase in selling and distribution expenses of $3,822 to $88,332 for the nine months ended September 30, 2007 from $84,510 for the nine months ended September 30, 2006..The increase in selling expenses was primarily attributable to increased advertising expenses. In addition, the increase in general and administrative expenses were primarily attributable to increases of salaries and payroll taxes in Cybrdi Maryland, increased R&D charges in Chaoying Biotech, and the increases of the start-up cost for newly acquired subsidiary, SD Chaoying,

OTHER INCOME

Interest income decreased by $101,435 to $94,261 for the nine months ended September 30, 2007 from $195,696 for the nine months ended September 30, 2006. The interest income is primarily attributable to loans which we have made to QuanYe. The decrease in interest income was primarily attributable to the repayment of QuanYe loan in amount of $2,178,343 during the first three quarters of year 2007.

Other income, net increased by $59,601 to $70,264 for the nine months ended September 30, 2007 from $10,663 for the nine months ended September 30, 2006. The increase was primarily attributable to a government grant received in the amount of $59,903 during the nine months ended September 30, 2007.

INCOME TAXES

We have not recorded a provision for federal income tax for the nine months ended September 30, 2007 and 2006, due to no taxable income. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, we begin to record 50% CIT provision from the first quarter of 2005. The effective income tax rate is 7.5% for the nine months ended September 30, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital decreased by $2,599,520 from $4,258,523 as of December 31, 2006 to $1,659,003 as of September 30, 2007. The decrease was primarily due to the purchase of the equity interest in SD Chaoying and the commencement of construction in the aggregate amount of $3,188,626 offset by the repayment of short-term loans in the amount of $2,178,343 and a loan acquired from an affiliate in the amount of $266,923 as of September 30, 2007. Although we incurred a net loss of $93,373 during the nine months ended September 30, 2007, we generated net cash provided from operating activities for the nine months ended September 30, 2007 in the amount of $165,653. The cash provided by operating activities was primarily due to decreases in other receivable and prepaid expenses of $80,786, and increased account payable and accrued expenses in the amount of $18,837.

Net cash used in investing activities was $751,675, which consisted primarily of net cash from investing activities of $2,178,343 from the repayment of the loan to QuanYe, and a loan in the amount of $266,923 acquired from an affiliate offset primarily by cash used in the purchase of intangible assets included land use rights, and construction in progress in the amount of $3,123,458 and $37,525 in connection with the transaction with SD Chaoying during nine months ended September 30, 2007, respectively.

Cash provided from financing activities in the amount of $423,754, consisted of a $354,319 contribution from minority shareholders of SD Chaoying, and proceeds from shareholders/officers of $257,473 offset by payments to shareholders/officer of $188,038 during the nine months ended September 30, 2007.

On July 28, 2007, we acquired an 83.33 % equity ownership of SD Chaoying for a purchase price of $1,983,078. As of September 30, 2007, SD Chaoying is still in the development stage, and had invested an aggregate of $3,188,062 to acquire land use rights, purchase equipments, and to commence construction of a culture and entertainment facility, consisting primarily of spa activities, cosmetic personal care, hotel,and casino. The construction project is anticipated to be completed in December 2008 and is expected to cost approximately $9,300,000. In order to finance this project, we anticipate borrowing $8.5 millions from related parties and to utilize repayment of loan proceeds from Quan Ye. There can be no assurance that we will be able to obtain the necessary financing for the construction of the project.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTROL COSTS AND EXPENSES.

If our business grows, costs will increase. Management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if we are successful in expanding our operations (of which there can be no assurance), our management still may not be able to control costs and expenses adequately, and therefore such expansion may result in operating losses.

WE FACE VARIOUS RISKS IN CONNECTION WITH OUR NEW BUSINESS.

As a result of our acquisition of an equity interest in SD Chaoying we will be constructing a hotel and casino facility. We face significant risks in constructing and operating the facility and entering into a new business in which we do not have any prior experience. In addition, the hotel and casino business is highly competitive and there can be no assurance that we will be able to compete effectively. There can be no assurance that we will be able to construct the facility in a cost efficient manner or that we will be able to operate this business profitably.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We are currently exempt from such requirements through the year ended December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by our chief executive officer and treasurer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, the chief executive officer and the treasurer concluded that the design and operation of these disclosure controls and procedures were effective after giving affect to the acquisition of Cybrdi, Inc. by us and our obligations to comply with applicable accounting and disclosure requirements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which we are a party. We were notified by a letter dated June 2, 2000 that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2007, we have accrued a sufficient amount to cover any potential liabilities from this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  EXHIBITS

         10.1 Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and Biomax Co., Ltd.

         10.2 Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd

         31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification

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

                                              CYBRDI, INC.


DATE:  December 21, 2007                      By /s/ Yanbiao Bai
                                                 ---------------
                                                 Yanbiao Bai
                                                 Chief Executive Officer
                                                 and President