Form 10KSB
period 2007-12-31
Cybrdi, Inc.
filed 2008-04-01
CIK 19002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2007

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

            No 29 Chang'An South Road Xi'an Shaanxi P.R. China 710061
               --------------------------------------- ----------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (011) 86-29-8237-3068


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

Indicate by a check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 50,456,569 shares of Common Stock, without par value, as of March 25, 2008.

State issuer's revenues for its most recent fiscal year ended December 31, 2007:
$670,616

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of March 25, 2008 was approximately $3,304,014 based on a closing bid price of $0.08 and a total of 41,300,172 shares held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  (PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes [ ]     No [ ]     Not Applicable [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

ITEM 1      Description of Business                                            1
ITEM 2      Description of Property                                           10
ITEM 3      Legal Proceedings                                                 11
ITEM 4      Submission of matters to a vote of security holders               11

PART II

ITEM 5      Market For Common Equity and Related Stockholder Matters          11
ITEM 6      Selected Financial Data                                           12
ITEM 7      Management Discussion and Analysis                                13
ITEM 8      Financial Statements                                              18
ITEM 9A     Changes In And Disagreements With Accountants Accounting And
              Financial Disclosures                                           18
ITEM 9B     Controls and Procedures                                           18
ITEM 9C     Other Information                                                 18

PART III

ITEM 10     Directors, Executive Officers, Promoters And Control Persons,
              Compliance With Section 16(A) Of The Exchange Act.              19
ITEM 11     Executive Compensation                                            20
ITEM 12     Certain Relationships and Related Transaction                     22
ITEM 13     Exhibits                                                          22
ITEM 14     Principal Accounting Fees and Services                            22

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB7.2946 for assets and liabilities, and weighted average rate US$1.00 to RMB7.6042 for revenue and expenses in year 2007. There is no assurance that RMB amounts could be converted into US dollars at that rate.

Please see Note 3 "Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation" of the accompanying financial statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Cybrdi, Inc. (f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. Until approximately June 2004, our business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for our products, we lost our remaining significant customers and disposed of, or wrote off our remaining inventory. As a result of these occurrences, we concluded that our audio and videotape businesses were no longer viable and some of our product lines were obsolete and we placed our emphasis on attempting to find a buyer.

In November 2004, we formed a wholly-owned subsidiary, Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquire all of the ownership interests in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). We acquired Cybrdi Maryland in exchange for 47,328,263 shares of our common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired 93.8% of the outstanding shares of our common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner. On July 28, 2007, Chaoying Biotech invested RMB15 millions to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd ("SD Chaoying") from the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, human body building and slimming, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2007, SD Chaoying was still in the development stage with no actual business plan implemented. The development and construction of a casino and entertainment building is anticipated to be completed in 2008.

BUSINESS OVERVIEW - HEALTH CARE

We focus on biogenetics commercialization and healthcare product applications. Our primary business includes the sale of tissue micro-array products and services. Tissue chips, also called micro-tissue arrays, represent a newly developed technology which is intended to provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can, at times, provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue micro-array for a wide variety of scientific uses, including drug discovery and development.

Our principal operations are located in Shaanxi, China. Cybrdi Maryland's business focuses primarily on business development of tissue microarrays in North America and Europe. In March 2007, we closed Cybrdi Maryland and signed a Sales Agency Agreement with BioMax, ltd. ("BioMax"), a re-seller located in the United States. See "Market Opportunities and Competition."

While we continue to market and develop our products, management has determined that to the extent funds are not immediately required for its future growth or operations, such funds are loaned to non-affiliated third parties. These loans are short-term, and while they are unsecured obligations, they enable the Company to generate interest revenue at a rate that is higher than those provided by Chinese banks. See our Financial Statements and Item 6 for a more detailed description.

OUR PRODUCTS

TISSUE MICROARRAYS ("TMA")

As discussed above, we manufacture both human and animal tissue micro-arrays for a wide variety of scientific uses, including drug discovery and development purposes. TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy.

Chaoying Biotech owns an 18,000 square foot facility in Shaanxi, China which includes a manufacturing facility and a pathology and molecule laboratory. At this facility, we have established the standard tissue chip production, processing procedure and a quality control system. We have also established an electronic management system to effectively manage biologic information databank.

We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 234 different disease and 98 different organ types of both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. Our customers include pharmaceutical companies, biotechnology companies and research institutes, such as Merck, Genentech, Chiron, Astrozenic, Wyeth, NIH and Cancer Centers.

TECHNICAL SERVICES

Complementing the production and marketing of tissue chips, we have launched an in-house technical services platform to perform customized research according to customer specifications. By outsourcing experimentation to us, international research labs, (particularly those in high labor and material cost markets) can incur substantial cost savings. Frequently requested services include the standard immunohisto chemistry (IHC) and in-situ-hybridization (ISH) services needed to locate proteins or genes of interest using customer-supplied probes. These probes are applied to select normal, diseased and marginal tissue from our tissue array bank. The results are presented as publishable, detailed pathology reports including high resolution digital photographs. Through virtual cybernetic bio-services (vCBS), these results can be sent via the Internet to the customer the day after the probe is received by our labs. Our technical services currently serve our Chinese customers.

During 2007, we created a new technology which uses exfoliated cells to test the susceptibility of genes in an attempt to assist in determining, among other things, whether a person will be diagnosed with diseases caused by obesity, or diagnosed with different types of cancer. The Company currently offers these services to our customers at hospitals or at our cosmetic shops. Thereafter, the customer will receive a report of the test results. The cost for this report is RMB200 per person.

MARKET OPPORTUNITIES AND COMPETITION

CHINA BIOTECH TRENDS

Biotechnology research has been supported by the Chinese government, having been designated a "key industry" in China's scientific development plan since 1986. However, most biotech investments have been made in the areas of basic research in government funded laboratories or government linked companies which are focused on major scientific discoveries in gene functions. Cybrdi received government grants of $64,307(equivalent to RMB489,000) and $12,168(equivalent to RMB97,000)) in year 2007 and 2006..

MARKETING STRATEGIES

Domestic Market in China: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Zhejiang Province and Shangdong Province. We currently market and intend to continue to market our products and services through our own direct sales efforts and by utilizing independent distributors.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we are attempting to expand our international distribution. network. We currently have distributors in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. While we see further opportunities in North America, Europe and other Chinese markets, our current focus will be on existing distribution channels.

On March 10, 2007, the Company entered into a Sale Agency Agreement with BioMax, Ltd. ("BioMax"), a re-seller located in the United States. In addition, in an effort to reduce general and administrative costs to Cybrdi Maryland, in October 2007 the Company closed its Maryland office. We hope that many of the sales aspects covered by this office will be achieved through our agreement with BioMax.

COMPETITION

Our TMA products are facing increased competition. While in the past the high costs and strict patient information protocol associated with tissue collection in most developed economies made it difficult for companies with competing products of similar quality to compete, cost differences are now narrowing. Furthermore, established genomics firms such as Ambion and Clinomics customarily outsourced most TMA production, yet now are beginning to offer the wide product series variety demanded by the global research community. This results in increased price and service competition for us under either in-house and/or through OEM programs.

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

We currently perform all of our own research and development activities. We have our own research, development and laboratory facilities located at our Shanxi facility and retain our own professional research and development team. We may also enter into agreements for research and development activities with third parties in the future.

We plan to continue to attempt to enhance research and development in TMAs and technical services by expanding our virtual tissue array data bank (vTMAB) to meet expected growing demand from various research institutions and medical universities and colleges. Offering our products and services on a price competitive basis will be a key to meeting this growing market demand.

Our strategic focuses in the near future also include the biotechnology cosmetics and healthcare products, and health diagnosis for obesity and skin disease.


BUSINESS - ENTERTAINMENT, CULTURE AND CASINO


The future business of SD Chaoying will primarily be focused on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering, and lodging. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. SD Chaoying is now still in the development stage and there is no actual business. The development and construction of the facility is anticipated to be completed in December 2008.

The Company believes that there is no other facility in the Sahndong Province meeting the standards of the Shandong Culture & Entertainment Square, especially the casino gambling aspect, is unique in Shandong Province. The standards of living in China have improved rapidly in recent years, and people are spending more money on entertainment. The SD Chaoying's project is believed to have large potential market. The SD Chaoying's project, Shandong Culture & Entertainment Square, will seek various sources of revenues, including memberships.

EMPLOYEES

As of December 31, 2007, we had 51 full-time employees in China.

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

RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS AND OPERATIONS IN THE MEDICAL TECHNOLOGY FIELD

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

WE HAVE LOANED OVER $1 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $1 million, representing 12.06% of the Company's assets. The loans were placed to secure additional interest income. However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations. Litigation could be costly to enforce the loan obligations and may deprive us of the use of the cash for a significant period of time.

RELIANCE ON SINGLE CUSTOMER

We generated 53.07% of our revenue from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

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

UNANTICPATED OBSTACLES TO EXECUTION OF OUR BUSINESS PLAN.

The Company's business plans may change significantly. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that our activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company's principals and advisors. Management reserves the right to make significant modifications to the Company's stated strategies depending on future events.

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

RISKS RELATED TO THE COMPANY'S CASINO & ENTERTAINMENT BUSINESS

THE ENTERTAINMENT AND LEISURE BUSINESS IS PARTICULARLY SENSITIVE TO REDUCTIONS IN DISCRETIONARY CONSUMER SPENDING AS A RESULT OF DOWNTURNS IN THE ECONOMY.

     Consumer demand for hotel/casino resorts and for the type of luxury amenities we offer may be particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH OUR PLANNED CONSTRUCTION PROJECTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS FROM THESE PLANNED FACILITIES.

       Our ongoing and future construction projects entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

THE LOSS OF OUR GAMING LICENSE OR OUR FAILURE TO COMPLY WITH THE EXTENSIVE REGULATIONS THAT GOVERN OUR OPERATIONS COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

     Our gaming operations and the ownership of our securities are subject to extensive regulation by the Shandong Administration for Civil Affairs. They have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. These authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. This would have a material adverse affect on our business. Furthermore, any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

SEASONALITY AND DIVERSIFICATION

       The hotel industry is seasonal in nature; however, the periods during which our properties experience higher revenue activities vary from property to property and depend principally upon location. Generally, our revenues and operating income have been lower in the first quarter than in the second, third or fourth quarters.

LACK OF EXPERIENCE, NO OPERATING HISTORY

Our resort, entertainment and casino business is in the development stage and we have no management experience ifn operating such a business. As a result, the entertainment and casino business is subject to the usual risks associated with a new venture. The extent of future losses and the time required to achieve profitability is highly uncertain.

RISKS RELATED TO OUR COMMON STOCK

The COMPANY DOES NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid cash dividends on its common stock and have no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT A SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay $5,260 per month in rent (equivalent to RMB 40,000 per month). This lease will expire on December 31, 2008 We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we find the need to locate additional rental properties, we do not anticipate any problem in securing additional leased space.

In connection with our entertainment facility, as discussed previously, we purchased 80 MU of space, in Changle County, Weifang, Shandong Province. The SD Chaoying plans to build a 19,145 m2 entertainment, culture, casino and lodging facility, and another 14,188 m2 residential dormitory use.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We were notified by a letter received June 6, 2000 that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2007, we have accrued a sufficient amount to cover any potential liabilities from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fiscal year covered by this report.

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


 YEAR               PERIOD                     HIGH              LOW
 ----               ------                     ----              ---
 2006               First Quarter               0.200            0.120
                    Second Quarter              0.10             0.07
                    Third Quarter               0.10             0.05
                    Fourth Quarter              0.06             0.05

 2007               First Quarter               0.10             0.08
                    Second Quarter              0.08             0.03
                    Third Quarter               0.11             0.04
                    Fourth Quarter              0.13             0.03

(a) Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company Inc., whose address is 6201 15th Ave. Brooklyn, NY 11219 their telephone number is
(212)936-5100.

(b) Stockholders

As of March 25, 2008, there were approximately 1,333 record holders of our common stock. As of March 25, 2008, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.


ISSUANCE OF UNREGISTERED SHARES

None.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2003 through 2007. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

                                  2007           2006           2005          2004          2003
                              -----------    -----------    -----------   -----------   -----------
Net sales                     $   670,616    $   546,286    $ 1,427,799   $ 1,533,043   $ 1,227,394
Net income(loss) from
   continuing operations      $  (288,684)   $  (187,055)   $     5,128   $   488,833   $   260,350
Net income(loss) from
   discontinuing operations   $        --    $        --    $        --   $        --   $        --
Net income(loss)              $  (288,684)   $  (187,055)   $     5,128   $   488,833   $   260,350
Net income(loss) per
   common share               $        --    $        --    $        --   $      0.02   $      0.01
Total assets                  $ 8,299,856    $ 5,653,841    $ 6,103,632   $ 5,737,261   $ 4,745,236
Long-term debt                $        --    $        --    $        --   $        --   $        --
Working capital               $  (353,709)   $ 4,258,523    $ 4,796,714   $ 4,416,664   $ 2,628,334
Stockholders' equity          $ 4,269,635    $ 4,159,095    $ 4,224,142   $ 4,099,661   $ 3,087,340

----------

No cash dividends have been paid during any of the five-year periods stated above.

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

      Our  business strategy and focus in the near future include

     o    Enhancing R&D in TMAs and technical service

     o    Expanding  our product  portfolio  and  virtualtissue  array data bank
          (vTMAB)

     o   Launch the health diagnosis kit for obesity and skin disease

With our sophisticated research in genes, we provide professional health diagnostic services for our customers. We can check the causes of obesity and other skin diseases such as freckles by our genetic analysis, which offer more accurate and specialized diagnosis. It can guide customer to set up the appropriate health or fitness program. At present, were are the first and only company can provide genetic test for the mechanism of obesity or skin disease.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues

Cybrdi generates two categories of revenues: revenues from the sale of our tissue chip products and from services. Total revenues increased to $670,616 from $542,286, an increase of approximately 24%.

Tissue Chip Product: sales increased $181,491 from $441,007 to $622,498, a increase of approximately 41.15%. While sales at our U.S. based subsidiary, declined slightly from approximately $271,279 to $192,131, revenues from China increased from $271,007 to $478,485. This increase was primarily due to our China subsidiary, Chaoying Biotech, selling more tissue arrays to its international clients at a higher sales unit price in 2007 as compared to 2006. Since we closed down the operations of Cybrdi Maryland in October 2007, we suffered a decreased sales amount of tissue arrays in from Cybrdi Maryland in 2007 as compared to year 2006.

Services: Fewer technical service orders were received during 2007 as compared to 2006 resulting in a decrease of $53,161 in service revenue from $101,279 to $48,118 a decrease of 52.49%. Our office in the United States used to be our major source of service revenue. Since its operations had been turned down in October 2007, we suffered a decrease of $50,262 service revenue in our USA subsidiary for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Gross Margin

Gross margin as a percent of sales was 57.22% and 49.43% for the year ended December 31, 2007 and 2006, respectively. Gross profit for the year ended December 31, 2007 increased to $383,751 from $268,072 for the year ended December 31, 2006. The primary reason for the increase was the gross profit of our subsidiary in PRC ("Chao Ying") had increased sales of tissue arrays to its international clients at higher prices in 2007 as compared to 2006.

Operating Expenses

While we increased our revenue from tissue arrays sold in 2007, we also increased our selling expenses as a result of increased advertising and sample gifts to prompt our sales in 2007 as compared to 2006.

In addition, the general and administrative expenses for the year ended December 31, 2007 increased $102,459 to $688,845 for the year ended December 31, 2007 from $586,386 for the year ended December 31, 2006 These increase were primarily due to increased research and development costs, employee related insurance fees, and CEO salaries in the year ended December 31, 2007 as compared to those costs in the year ended December 31, 2006. Those amounts were offset slightly by reduced travel, office, and start-up expenses in our PRC subsidiary in year 2007, and reduced professional fees, consultant fees, and supplies related to SEC filing and research operations in our USA subsidiary in year 2007 as compare to year 2006.

Other Income

We generated $114,319 in interest income in year 2007. Most of this interest Income was due to loans which we have made to QuanYe Security Co.,Ltd ("QuanYe"), an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in the aggregate amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2007, the aggregate amount of outstanding loans was RMB7.3.Millions (equivalent to $1,000,740). Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

For the year ended December 31, 2007, other income, net, amounted to $45,173 as compared to $44,437 for the year ended December 31, 2006, an increase of $736 or 1.66%. Other income, net, for the years ended December 31, 2007 and 2006 were primarily associated with the government grant, abnormal inventory expenditure, and business taxes paid to the PRC government for interest income received from Quanye in China.

Income Taxes

The Company had not recorded a provision for federal income tax for year ended December 31, 2007 and 2006 due to a net operating loss incurred, and it was not required to accrue income taxes due to the net operation loss for the year ended December 31, 2007 and 2006. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As of 2003, Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2007 and 2006.

Net Loss

As a result of the above, we incurred a net loss for 2007 of $288,684 compared to a net loss for 2006 of $187,055.

LIQUIDITY AND CAPITAL RESOURCES
DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

We had a working capital balance (current assets less current liabilities) of ($353,709) as of December 31, 2007 as compared to a working capital balance of $4,258,523 as of December 31, 2006. The decrease was primarily due to a decrease in loans to nonaffiliated parties in the aggregate amount of $2,241,146 and the increase in accrued construction expenses for SD Chaoying construction in amount of $1,428,196,

Cash provided by operating activities was $92,369 for the year ended December 31, 2007 as compared to $258,210 for the year ended December 31, 2006.The primary reason for this decrease was our inability to collect on a number of accounts receivable for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

As compared to year 2006, cash used in investing activities for 2007 was reduced by $2,066,734 from $3265,221 to $1,198,487. The reason for this decrease was primarily due to $3,779,594 in capital expenditures for the year ended December 31,2007 as compared to capital spending of $23,335 for the year ended December 31, 2006. The capital expenditures in year 2007 had been somewhat offset with the proceeds of $2,306,481 we received from the repayment of a loan to an unaffiliated company and additional proceeds of $274,175 received from the loan from related company. On the other hand, the capital expenditures in year 2006 were higher on account of the payment of $3,241,886 for a loan to unaffiliated company.

Financing activities for the year ended December 31, 2007, includes the net cash provided by shareholders or officers to assist our company's operations, and the proceeds from minority shareholders' equity contribution regarding SD Chaoying. Financing activities for the year ended December 31, 2006 included a $14,849 advance from a shareholder to assist our company's operation and a $454,652 repayment of the loan to a shareholder.

With a working capital balance of ($353,709) we are seeking additional loans from related companies, shareholders, or a bank pledging our land use right and construction in progress in SD Chaoying. In addition, commencing in the fourth quarter of year 2007, we began to pre-sell parts of SD Chaoying's residential properties which are still under the construction which we hope will increase revenues. We believe we will have sufficient resources to finance our operations for the coming year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a non-controlling interst in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 159 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141R (revised 2007), "Business Combinations" which replaces FASB Statement No. 141,"Business Combinations". The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting - the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately $8.25 million of our assets are located inside China, the remaining $47,696 in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB7.2946 to US$1.00 as of December 31, 2007. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 8.  FINANCIAL STATEMENTS.

The information required by Item 7 appears after the signature page to this report.

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE


ITEM 9B. CONTROLS AND PROCEDURES

      We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

         This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

      This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9C. OTHER INFORMATION.

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

                                                           DATE OF
NAME AND PRINCIPAL POSITION                     AGE      APPOINTMENT
---------------------------                     ---      -----------
YanBiao Bai, Chairman, CEO and President         47          2003

Xue Bu, Director, Treasurer & Chief
Operating Officer                                44          2005

Below are brief descriptions of the backgrounds and experiences of our current officers and directors:

Mr. YanBiao Bai, Chairman, CEO and President

YanBiao Bai graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate. He is an experienced entrepreneur and corporate executive. Since 1999 he has served as Chairman of Shaanxi Chaoying Group, a chain of cosmetic and personal care training schools and franchises located in China. Since 2003, he has served as Chairman of the Board of Directors of Cybrdi, Inc. In 2006 he assumed the role as CEO. Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. In 2005[insert year], Mr. Bai was awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors.

Xue Bu, Director, Treasurer  & Chief Operating Officer

Ms. Xue Bu has served as an officer and director of Cybrdi, Inc. since February 2005. She obtained her B.S. in 1986 from The Fourth Military Medical University as well as an MBA degree from Xi'an Jiaotong University. Ms. Bu was the Vice President of Beijing Chaoying Real Estate Company from 1999 to 2001. Since 2001, she has served as the Deputy General Manager of Chaoying. Ms. Bu is the wife of YanBiao Bai.

Involvement in Certain Legal Proceedings

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

All officers and directors owning shares of common stock have filed the required reports under Section 16(A) of the Act.

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

                           SUMMARY COMPENSATION TABLE

LONG-TERM
                                               ANNUAL COMPENSATION          COMPENSATION AWARDS
                                            --------------------------   -----------------------
                                                                         RESTRICTED   SECURITIES
                                                                           STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR           SALARY         BONUS        AWARD       OPTIONS      COMPENSATION
---------------------------     ----        -----------    -----------  -----------  -----------    ------------

YanBiao Bai, Chairman, CEO     2007        $100,000        $ -0-       $ -0-         $  -0-         $  -0-
and President                  2006        $   -0-         $ -0-       $ -0-         $  -0-         $  -0-
                               2005        $   -0-         $ -0-       $ -0-         $  -0-         $  -0-

Dr. Lei Liu, Director          2007        $60,000         $ -0-       $ -0-         $  -0-         $  -0-
                               2006        $80,000         $ -0-       $ -0-         $  -0-         $  -0-

Pres:  Cybrdi Maryland         2005        $60,000         $ -0-       $ -0-         $  -0-         $  -0-
Xue Bu, Director, Treasurer &
Chief Operating Officer



Xue Bu, Director, Treasurer    2007        $10,812         $ -0-       $ -0-         $  -0-         $  -0-
& Chief Operating Officer      2006        $ 5,770         $ -0-       $ -0-         $  -0-         $  -0-
                               2005        $ 3,722         $ -0-       $ -0-         $  -0-         $  -0-

No

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

However, Mr. Bai serves as our President and Chief Executive Officer with annual compensation of $100,000. Any future increases in his salary must be approved by the Company's board of directors.

Mr. Lei Liu had received an annual compensation of $60,000 and 80,000 for year 2007 and 2006. Since Cybrdi Maryland was closed in October 2007, Mr. Lei Liu no longer receives compensation from the Company.

No compensation had been paid to any director solely in connection with their role as a director.

No compensation has been paid to any director solely in connection with their role as a director.

BENEFICIAL OWNERSHIP OF OFFICERS AND DIRECTORS

The following table sets forth, as of March 25, 2008 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 25, 2008, there were issued and outstanding 50,456,569 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER                                                        PERCENTAGE OF
OR DIRECTOR        TITLE              TITLE OF CLASS  NO. OF SHARES     OWNERSHIP
---------------    -----              --------------  -------------  -------------

YanBiao Bai       Chairman/CEO/Pres   Common          9,156,397(1)      18.15%

Lei Liu           Former Director     Common          6,234,766(2)      12.36%

Xue Bu            COO/Treasurer/Dir   Common          0                  0

All officers
and directors
as a group
(3 people)                            Common          15,391,163        30.50%

----------
(1) Represents shares held by Shanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai is the president.

(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares which will be owned individually by Lei Liu.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

1. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay rent of $5,260 per month (equivalent to RMB 40,000 per month). This lease has recently been renewed and will expire on December 31, 2008.

2. We have received a loan in the amount of $274,175 from the Chinese Partner. This loan is non-interest bearing, unsecured, and has no set repayment terms.

3. Various shareholders and officers of the Company have made loans to the Company to assist with operations. These loans are non-interest bearing, unsecured, and have no set repayment terms. As of December 31, 2007 and 2006, the aggregate amounts due to these shareholders were $432,494 and $ 205,218, respectively.

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

         *3.5 Amendment to Articles of Incorporation changing name to Cybrdi, Inc. filed as an exhibit to Form 8-k filed April 6, 2005.

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

         *10.7 Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to Cybrdi's Report on Form 8-k filed February 15, 2005.

         10.8* Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and Biomax Co., Ltd. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on
                 Form 10-QSB for the quarter ended September 30, 2007)

         10.9* Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd (incorporated by reference to
                  Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We accrued an aggregate of approximately $65,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our Quarterly Reports and audit of our financial statements for the year ended December 31, 2007.

                           CYBRDI, INC. AND SUBSIDIARY
                                    CONTENTS


PAGE


F-2      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

F-4 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007AND 2006

F-5 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

F-6 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

F-7 TO
F-14     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cybrdi, Inc. (f/k/a Certron Corporation)

We have audited the accompanying consolidated balance sheet of Cybrdi, Inc. (f/k/a Certron Corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. The management of Cybrdi, Inc. (f/k/a Certron Corporation) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing as opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. (f/k/a Certron Corporation) as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-years period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
Edison New Jersey
February 25, 2008



[GRAPHIC OMITTED][GRAPHIC OMITTED]
[GRAPHIC OMITTED][GRAPHIC OMITTED]
[GRAPHIC OMITTED][GRAPHIC OMITTED]



[GRAPHIC OMITTED][GRAPHIC OMITTED]

                          CYBRDI, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                     December 31,
                                                                         2007
                                                                     ------------
CURRENT ASSETS
      Cash and equivalents                                           $   637,056
      Accounts receivable                                                  3,364
      Inventories                                                        390,421
      Loan to unaffiliated company                                     1,000,740
      Other receivables and prepaid expenses                             145,805
                                                                     -----------
TOTAL CURRENT ASSETS
                                                                       2,177,386
PROPERTY, PLANT AND EQUIPMENT, NET                                       493,273
CONSTRUCTION IN PROGRESS                                               1,929,002
INTANGIBLE ASSETS, NET                                                 3,700,195
                                                                     -----------
TOTAL ASSETS                                                           8,299,856
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                     3,917
      Accrued expenses                                                 1,700,363
      Customer deposits                                                   74,321
      Loan from related company                                          274,175
      Amount due to stockholders/officers                                432,494
      Other payables                                                      45,826
                                                                     -----------
TOTAL CURRENT LIABILITIES
                                                                       2,531,096
MINORITY INTERESTS                                                     1,499,125
                                                                     -----------
TOTAL LIABILITIES                                                      4,030,221
                                                                     -----------
STOCKHOLDERS' EQUITY
      Preferred Stock, $1.00 per value, 500,000 shares authorized,
         zero shares issued and outstanding                                   --
      Common Stock, no par value, 150,000,000 shares authorized,
         50,456,569 shares issued and outstanding                             --
      Additional paid-in capital                                       3,571,864
      Reserve funds                                                      336,885
      Accumulated deficit                                               (301,323)
      Accumulated other comprehensive income                             662,209
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY
                                                                       4,269,635
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 8,299,856
                                                                     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For Years Ended December 31,
                                                ----------------------------
                                                    2007            2006
                                                ------------    ------------
Revenue
      Products                                  $    622,498    $    441,007
      Service rendered                                48,118         101,279
                                                ------------    ------------
         Total revenue                               670,616         542,286
                                                ------------    ------------
Cost of Sales
      Products                                       282,310         257,782
      Service rendered                                 4,555          16,432
                                                ------------    ------------
        Total cost of sales                          286,865         274,214
                                                ------------    ------------
Gross Profit                                         383,751         268,072
                                                ------------    ------------
Operating Expenses:
      Selling and distribution expenses              144,579         107,684
      General and administrative expenses            688,845         586,386
                                                ------------    ------------
Total Operating Expenses                             833,424         694,070
                                                ------------    ------------
Loss from Operations                                (449,673)       (425,998)
                                                ------------    ------------
Other Income/(Expense)
      Interest income, net                           114,319         173,072
      Other income, net                               45,173          44,437
      Loss on disposal of fix assets                  (8,322)         (3,167)
                                                ------------    ------------
Total Other Income                                   151,170         214,342
                                                ------------    ------------
Loss before Income Taxes                            (298,503)       (211,656)
Income Taxes Expenses                                     --              --
                                                ------------    ------------
Minority Interest                                     (9,819)        (24,601)
                                                ------------    ------------
Net Loss                                        $   (288,684)   $   (187,055)
                                                ============    ============
Other Comprehensive Income:
Foreign Currency Translation gain                    429,292         122,008
                                                ------------    ------------
Comprehensive Income (Loss)                     $    140,608    $    (65,047)
                                                ============    ============
Net Loss Per Common Share
      Basic and Diluted                         $      (0.01)   $      (0.00)
                                                ============    ============
Weighted Average Number of Shares Outstanding
      Basic and Diluted                           50,456,569      50,456,569
                                                ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                        Retained      Acumulated
                                          Common Stock        Additional                Earnings/        Other
                                      --------------------     Paid-in       Reserve    Accumulated  Comprehensive
                                      No of Shares  Amount     Capital        Fund       Deficit         Income        Total
                                      ------------ -------   -----------  -----------  ------------  -------------  -----------
Balance as of
 December 31, 2005                    50,456,569   $    --   $ 3,601,932  $   336,885  $   174,416   $   110,909    $ 4,224,142
Net loss                                      --        --            --           --     (187,055)           --       (187,055)
Foreign currency
   translation gain                           --        --            --           --           --       122,008        122,008
                                      ----------   -------   -----------  -----------  -----------   -----------    -----------
Balance as of
 December 31, 2006                    50,456,569        --     3,601,932      336,885      (12,639)      232,917      4,159,095
Deficit resulting from acquisition
  of Sandong Chao Ying                        --        --       (30,068)          --           --            --        (30,068)
Net loss                                      --        --            --           --     (288,684)           --       (288,684)
Foreign currency
   translation gain                           --        --            --           --           --       429,292        429,292
                                      ----------   -------   -----------    ---------  -----------  -----------     -----------
Balance as of
 December 31, 2007                    50,456,569   $    --   $ 3,571,864    $ 336,885  $  (301,323)  $   662,209    $ 4,269,635
                                      ==========   =======   ===========    =========  ===========  ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           CYBRDI INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For Years Ended December 31,
                                                                      ---------------------------
                                                                          2007           2006
                                                                      -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         $  (288,684)   $  (187,055)
     Adjustments to Reconcile Net Loss to Net Cash
       Provided by Operating Activities:
         Depreciation and amortization                                    165,983        164,857
         Loss on disposal of fixed assets                                   8,322          3,167
         Minority interest                                                 (9,819)       (24,601)
     Changes in Operating Assets and Liabilities:
         Deferred tax assets                                               41,199
         Accounts receivable                                               34,238        374,028
         Inventories                                                        1,229        (90,454)
         Other receivable and prepaid expenses                             64,098        (97,151)
         Accounts payable                                                   3,252            231
         Accrued expenses                                                  28,103         94,713
         Other payables                                                    11,326        (20,724)
         Customer deposits                                                 74,321             --
                                                                      -----------    -----------
     Net Cash Provided by Operating Activities                             92,369        258,210
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property, plant and equipment                       (46,551)       (23,335)
         Payment for construction in progress                          (1,929,002)            --
         Purchases intangible assets                                   (1,804,041)            --
         Proceeds from property disposal                                      451             --
         Proceeds from loan to related company                            274,175             --
         Proceeds from (payment for) loan to unaffiliated company       2,306,481     (3,241,886)
                                                                      -----------    -----------
     Net Cash Used in Investing Activities                             (1,198,487)    (3,265,221)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from minority shareholders contribution                 354,319             --
         Proceeds from shareholders/officers                              478,836         14,849
         Payment to shareholders/officers                                (224,294)      (454,652)
                                                                      -----------    -----------
     Net Cash Provided by (Used in) Financing Activities                  608,861       (439,803)
                                                                      -----------    -----------
NET DECREASE IN CASH AND EQUIVALENTS
     Net Decrease in Cash and Equivalents                                (497,257)    (3,446,814)
     Effect of Exchange Rate Changes on Cash and Equivalents              351,414         23,018
     Cash and Equivalents, at Beginning of Period                         782,899      4,206,695
                                                                      -----------    -----------
     Cash and Equivalents, at End of Period                           $   637,056    $   782,899
                                                                      ===========    ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
     Income taxes paid                                                $        --    $    13,463
                                                                      ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
     Construction in progress incurred by accrued construction cost   $ 1,428,196    $        --
                                                                      ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           CYBRDI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

Cybrdi, Inc. (f/k/a Certron Corporation) (the "Company") was incorporated on August 1, 1966, under the laws of the State of California. Until around June 2004, the Company's business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete and the Company placed its emphasis on attempting to find a buyer for the Company

In November 2004, the Company, formed a wholly-owned subsidiary Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquired all the ownership interest in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired 93.8% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Centron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China ("PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner", a PRC corporation) and Immuno-OncoGenomics Inc. (the "Foreign Partner", a USA corporation). The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and may be extended upon mutual consent. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Personal Care Group Co., Inc, its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company's chief executive officer and a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture & Entertainment Co.,Ltd ("SD Chaoying") from its Chinese Partner. SD Chaoying is a corporation organized in Shandong province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including Spa activities, cosmetic and personal care, body building, gambling, catering, and lodging SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for civil affairs. As of December 31, 2007, SD Chaoying is still in the development stage and there is no actual business, the development and construction of the facility is anticipated to be completed in December 2008.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principle of consolidation - The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States ("US GAAP"). The consolidated financial statements include the financial statements of Cybridi, Inc. and its subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

b) Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

c) Cash and cash equivalents- For financial reporting purposes, the Company consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d) Inventories- Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

e) Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated on the straight-line basis to write off the cost of assets over their respective estimated useful lives. Leasehold improvements are amortized over the estimated useful life of the improvement or the lease term, whichever is shorter. Estimated useful lives of the property, plant and equipment are as follows:

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

     Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also re-evaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

f) Accounts and other receivables - Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of December 31, 2007 and 2006, the Company had not recorded an allowance for uncollectible accounts.

g) Research and development costs - Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2007 and 2006 were $38,090 and $7,420, respectively.

h) Advertising costs - Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $18,077 and $17,355 for the years ended December 31, 2007 and 2006, respectively.

i) Fair value of financial instruments - The carrying amounts of cash and equivalents, accounts receivable, inventories, loan to unaffiliated company, other receivables and prepaid expenses, accounts payable, accrued expenses, other payables, customers deposit , loan form related company and amounts due to shareholders/officers approximate fair value due to the short-term maturities of the assets and liabilities.

j) Revenue recognition - Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and service income is recognized when services are provided. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits.

k) Foreign currency translation - The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Our PRC subsidiary is Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

     The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

l) Income Taxes -Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

m) Comprehensive income (loss) - SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

n) Intangible assets - Intangible assets include the right to use a parcel of land and a patent. The patent Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The right to use a parcel of land will be amortized over its estimated life as incurred. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

o) Government grants - Government grants and awards given to Our PRC subsidiary after successful completion of product development projects are recognized as income upon receipts of the awards. The government grants were $64,307 and $12,168 for the years ended December 31, 2007 and 2006.

(p) New accounting pronouncements - In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a non-controlling interst in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

     In   December 2007, the Financial Accounting Standard Board ("FASB") issued
     SFAS No. 141R (revised 2007), "Business Combinations" which replaces FASB Statement No. 141, "Business Combinations". The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting - the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

     In   February 2007, the Financial Accounting Standard Board ("FASB") issued
     SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

4.       TAXATION

(a)  Corporation Income Tax

     The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses since inception. The possible future deferred tax benefit arise from the net operating loss carry forward has been fully offset by a full valuation allowance.

(b)  Corporation Income Tax ("CIT") of the Company's subsidiary in PRC

     In accordance with the relevant tax laws and regulations of the PRC, the Company's subsidiary is entitled to a full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As of 2003, the Company's first profitable year, the Company's subsidiary was entitled to a full exemption from CIT commencing that year. The Company's subsidiary begins to record 50% CIT provision from the first quarter of 2005. The Effective tax rate is approximately 7.5% for the year ended December 31, 2006 and 2007.

                There were no tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2007 and 2006, and furthermore, there were no valuation allowance as of December 31, 2007 and 2006.

         In the year 2007 and 2006, the Company incurred net loss. Accordingly, it did not require accrue and pay any income taxes for the year ended December 31, 2007 and 2006.

5.       INVENTORIES

         Inventories consist of the following as of December 31:

                                       2007          2006
                                     --------      --------

Raw materials                        $ 44,187      $ 25,605
Finished goods                        345,879       339,447
Packaging materials                       355         1,109
                                     --------      --------
       Total                         $390,421      $366,161
                                     ========      ========

6.       LOAN TO UNAFFILIATED COMPANY

         Loans to unaffiliated companies consists of a loan to QuanYe Security Co., Ltd ("QuanYe"), an unrelated People's Republic of China ("PRC") registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech in the total aggregate amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2007, the aggregate principal amount and accrued interest due under this were RMB7.3 Million (equivalent to $1,000,740) and RMB803,931 (equivalent to $110,209), respectively.

         The management of the Company believes and views QuanYe as an alternative financial institution and it is an optimal way to use its available cash on hand. The regular market interest rate in the PRC is 0.72% per annum. The Company expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property,  plant and equipment  consist of the following as of December
         31:

                                                           2007           2006
                                                        ----------    ----------
At Cost:
Buildings                                               $   71,644    $   66,967
Plant and machinery                                        476,820       413,175
Motor vehicles                                             292,147       275,397
Office equipments                                           84,809        90,193
Leasehold improvement                                      250,604       234,243
Software - website                                          92,891        86,826
                                                        ----------    ----------
       Subtotal                                          1,268,915     1,166,801
Less: Accumulated depreciation and amortization            775,642       661,087
                                                        ----------    ----------
       Net value                                        $  493,273    $  505,714
                                                        ==========    ==========

         Depreciation and amortization expenses for the years ended December 31, 2007 and 2006 were $81,819 and $84,579, respectively.

8.       CONSTRUCTION IN PROGRESS

         Construction in progress of $1,929,002 mainly consists of a development and construction of entertainment, culture, and casino in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.

9.       INTANGIBLE ASSETS, NET

         Intangible assets consist of the following as of December 31:

Intangible Asset
                                                        2007             2006
                                                    ----------        ----------
Patent                                              $  877,361        $  820,082
Land use right                                       3,232,237                --
                                                    ----------        ----------
       Subtotal                                      4,109,598           820,082
Less: Accumulated amortization                         409,403           300,667
                                                    ----------        ----------
       Net value                                    $3,700,195        $  519,415
                                                    ==========        ==========

         Amortization expenses for the years ended December 31, 2007 and 2006 were $84,164 and $80,278, respectively.

         Expected amortization expenses for intangible assets in the next five years are as follows:

2008                                                      $ 84,164
2009                                                       140,274
2010                                                       140,274
2011                                                       140,274
2012                                                       140,274

10.      CUSTOMER DEPOSITS

         During the fourth quarter of 2007, the management of the Company determined to pre-sell parts of SD Chaoying's residential properties which are still under the construction. Accordingly, the customer deposits consist of the following as of December 31,

                                    2007      2006
                                  -------   -------

Residential properties pre-sold   $52,092   $    --
Tissue array sales                 22,229        --
                                  -------   -------
       Total                      $74,321   $    --
                                  =======   =======

11.      LOAN FROM RELATED COMPANY

         A loan from related company mainly consists of $274,175 loan from an affiliated company, Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner " of the Company), located in Shaanxi province P.R. China. This loan is also non-interest bearing, unsecured, and has no set repayment terms.

12.      AMOUNTS DUE TO STOCKHOLDERS/OFFICERS

         Various shareholders and officers of the Company made loans to the Company to assist with operations. These loans are non-interest bearing, unsecured, and have no set repayment terms. As of December 31, 2007 and 2006, the aggregate amount of these loans were $432,494 and $ 205,218, respectively.

13.      COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 that the Company may has a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2007 and 2006, the Company has accrued a sufficient amount to cover any potential liabilities from this matter under other payable.

         The Company's subsidiary in PRC leased an office space under operating lease agreement from its related party which expires on December 31, 2008. There is no renewal option on the lease. The rent payment under this operating lease was $5,260 per month (equivalent to RMB 40,000 per month). The future minimum rental payment for this lease as of December 31, 2007 was $63,123 (equivalent to RMB480,000).

         The company also leased an office space in Maryland USA under a month-to-month term operating lease. The rent payment under this operating lease was $2,184 per month, however, this office was closed in October 2007 and as a result, all related lease obligation have been assumed by the Company's principal shareholder who lives in Maryland USA.

         Total rental expense charged to operations amounted to $85,530and $86,893 for each of the years ended December 31, 2007 and 2006, respectively.

14.      STOCKHOLDERS' EQUITY

         On February 10, 2005, the Company completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc. The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland own 93.8% of the outstanding shares of the Company's common stock. The Company has 50,456,569 shares of common stock issued and outstanding after the issuance of new shares. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a recapitalization event for Cybrdi Maryland and as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Centron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

         In 2004, the Cybrdi Maryland completed a private placement arrangement and had issued 5,590,645 ordinary common shares for a net proceed of $1,006,316. In connection with this private placement, the Company incurred a total of $491,596 legal and professional expenses, of which $311,113 were deferred through December 31, 2003, and the full amount were written off against additional paid in capital upon consummation of the transaction. As of December 31, 2007, the Company had 50,456,569 shares of common stock issued and outstanding.

15.      RESERVE FUNDS

         The Company's subsidiary in PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends. The reserves form part of the equity of the Company.

         The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively. In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company.

         In the year 2007 and 2006, the Company's subsidiary in PRC incurred net loss. Accordingly, it did not require reserve additional statutory surplus and common welfare fund for the year ended December 31, 2007 and 2006. The reserve funds balance consisted of the following as of December 31:

                                          2007       2006
                                        --------   --------

Statutory Surplus Reserve               $224,590   $224,590
Statutory Common Welfare Fund Reserve    112,295    112,295
                                        --------   --------
       Total                            $336,885   $336,885
                                        ========   ========

16.      GOVERNMENT GRANT

         In 2006, Chaoying Biotech received certain government grant in the aggregate amount of $12,168 (equivalent to RMB97,000), of which $627 (equivalent to RMB5,000) was a scientific award for the Company's diabetes project, $8,781 (equivalent to RMB70,000) and $2,760 (equivalent to RMB22,000)paid for hiring foreign technical management to conduct diabetes research.

         In 2007, Chaoying Biotech also received certain government grants in the aggregate amount of $64,307 (equivalent to RMB489,000) of which $59,178 (equivalent to RMB450,000) was issued under the PRC program "Western Development Project", $1,184 (equivalent to RMB9,000 for support of genetic engineering research, and $3,945 (equivalent to RMB30,000)was paid a for hiring foreign technical management in the field of antibody research..

17.      CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Financial Risks:

         The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

         Major Customers:
         The following summarizes sales to major customers (each 10% or more of sale):

                            Number of             Percentage
   Year Ended               Customers              of Total
   ----------               ---------              --------
      2007                      1                   53.07%
      2006                      1                   31.84%

         Major Suppliers:
         The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

                            Number of             Percentage
   Year Ended               Suppliers              of Total
   ----------               ---------              --------
      2007                      1                   87.53%
      2006                      1                   66.95%

         Geographical Risks

         99.45% of the Company's assets and 71.35% of the Company's operations were in the PRC for the year ended December 31, 2007. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company's operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States.

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

18.      SEGMENT REPORTING

         The Company has operations in two geographic areas, China and the United States. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operation, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" The Company is considered a single reportable segment. The Company is required disclose certain information about revenue, information about geographic areas, information about major customers, and information about long-lived assets. In October 2007, the Company shut down all of its operations and disposed all its long-lived assets in United States. Accordingly, there are no long-lived assets in the United States as of December 31, 2007.

Segment  Reports

                                     Year Ended December 31, 2007
                    ----------------------------------------------------------
                    United States             China                 Total
                    --------------        --------------        --------------
Revenue                  $192,131            $  478,485            $  670,616

Long-lived assets        $      0            $6,122,470            $6,122,470



                                     Year Ended December 31, 2006
                    ----------------------------------------------------------
                    United States             China                 Total
                    --------------        --------------        --------------
Revenue                  $271,279            $  271,007            $  542,286

Long-lived assets        $  4,688            $1,020,441            $1,025,129

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

Date:  March 30, 2008                 By: /s/      YanBiao Bai
                                          --------------------------------------
                                          By:    YanBiao Bai
                                          Title: Chief Executive Officer
                                                 and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION                 SIGNATURE                  DATE
---------------------------                 ---------                  ----
YanBiao Bai, Chairman, CEO and President    /s/YanBiao Bai        March 30, 2008



Xue Bu, Director, Treasurer & COO           /s/Xue Bu             March 30, 2008