Form 10-Q
period 2008-03-31
Cybrdi, Inc.
filed 2008-05-15
CIK 19002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No: 09081

                                  CYBRDI, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 95-2461404
             ----------                                 ----------
   (State or other jurisdiction of                 (I.R.S. Employer ID No)
    incorporation or organization)

            No 29 Chang'An South Road Xi'an Shaanxi P.R. China 710061
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)

              Registrant's telephone number: (011) 86-29-8237-3068

                                       N/A
                                       ---
               Former name, former address and former fiscal year,
                         (if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a
smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of common stock, no par value per share, outstanding as of May 14, 2008 was 50,456,569.

                                  CYBRDI, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED March 31, 2008

                                      INDEX


                                TABLE OF CONTENTS
                                                                           Page
                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                1

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4T: Controls and Procedures                                            13

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  14

Item 1A: Risk Factors                                                       14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3:  Defaults Upon Senior Securities                                    14

Item 4:  Submission of Matters to a Vote of Security Holders                14

Item 5:  Other Information                                                  14

Item 6:  Exhibits                                                           14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                                        MARCH 31,       DECEMBER 31,
                                                                       -----------      -----------
                                                                          2008              2007
                                                                       -----------      -----------
                                                                       (UNAUDITED)       (AUDITED)
CURRENT ASSETS
     Cash and equivalents                                              $   852,048      $   637,056
     Accounts receivable                                                    12,324            3,364
     Inventories                                                           425,185          390,421
     Loan to unaffiliated company                                          969,766        1,000,740
     Other receivables and prepaid expenses                                138,592          145,805
                                                                       -----------      -----------
TOTAL CURRENT ASSETS                                                     2,397,915        2,177,386
PROPERTY, PLANT AND EQUIPMENT, NET                                         498,216          493,273
CONSTRUCTION IN PROGRESS                                                 2,566,812        1,929,002
INTANGIBLE ASSETS, NET                                                   3,826,504        3,700,195
                                                                       -----------      -----------

TOTAL ASSETS                                                             9,289,447        8,299,856
                                                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        4,019            3,917
     Accrued expenses                                                    1,248,321        1,700,363
     Customers deposits                                                     54,279           74,321
     Loan from related company                                             285,225          274,175
     Amount due to stockholders/officers                                   204,894          432,494
     Other payables                                                         37,111           45,826
                                                                       -----------      -----------
TOTAL CURRENT LIABILITIES                                                1,833,849        2,531,096
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                             1,354,820               --
MINORITY INTERESTS                                                       1,532,137        1,499,125
                                                                       -----------      -----------

TOTAL LIABILITIES                                                        4,720,807        4,030,221
                                                                       -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $1.00 per value, 500,000 shares authorized,
            zero shares issued and outstanding                                  --               --
     Common Stock, no par value, 150,000,000 shares authorized,
            50,456,569 shares issued and outstanding                            --               --
     Additional paid-in capital                                          3,571,864        3,571,864
     Reserve funds                                                         336,885          336,885
     Accumulated deficit                                                  (262,115)        (301,323)
     Accumulated other comprehensive income                                922,007          662,209
                                                                       -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                               4,568,641        4,269,635
                                                                       -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 9,289,447      $ 8,299,856
                                                                       ===========      ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
--------------------------------------------------------------------------------

                                                     FOR THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------------------------
                                                     2008              2007
                                                 ------------      ------------
                                                  (UNAUDITED)       (UNAUDITED)
REVENUE
      Products                                   $    118,019      $    168,096
      Service rendered                                 11,811             9,179
                                                 ------------      ------------
         TOTAL REVENUE                                129,830           177,275
                                                 ------------      ------------
COST OF SALES
      Products                                         52,518            77,439
      Service rendered                                     --                 5
                                                 ------------      ------------
         TOTAL COST OF SALES                           52,518            77,444
                                                 ------------      ------------

GROSS PROFIT                                           77,312            99,831
                                                 ------------      ------------

OPERATING EXPENSES:
      Selling and distribution expenses                 7,820            27,055
      General and administrative expenses             132,324           164,674
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                              140,144           191,729
                                                 ------------      ------------

LOSS FROM OPERATIONS                                  (62,832)          (91,898)
                                                 ------------      ------------
OTHER INCOME/(EXPENSE)
      Interest income, net                             13,363            43,019
      Other income, net                               121,688             3,587
                                                 ------------      ------------
TOTAL OTHER INCOME                                    135,051            46,606
                                                 ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                      72,219           (45,292)
Income Taxes Expenses                                      --                --
                                                 ------------      ------------
INCOME (LOSS) BEFORE MINORITY INTEREST                 72,219           (45,292)
Minority Interest                                      33,011             2,931
                                                 ------------      ------------

NET INCOME ( LOSS)                               $     39,208      $    (48,223)
                                                 ============      ============
Other Comprehensive Income:
Foreign Currency Translation gain                     259,798            38,355
                                                 ------------      ------------
COMPREHENSIVE INCOME (LOSS)                      $    299,006      $     (9,868)
                                                 ============      ============
Net Loss Per Common Share
      Basic and Diluted                          $       0.00      $      (0.00)
                                                 ============      ============
Weighted Average Number of Shares Outstanding
      Basic and Diluted                            50,456,569        50,456,569
                                                 ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                        FOR THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         2008             2007
                                                                     -----------      -----------
                                                                     (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME( LOSS)                                               $    39,208      $   (48,223)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                    41,882           42,106
         Minority interest                                                33,011            2,931
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts receivable                                              (8,482)          36,133
         Inventories                                                     (18,292)          (4,602)
         Other receivable and prepaid expenses                            12,582          (29,997)
         Accounts payable                                                    (53)           1,320
         Accrued expenses                                               (500,402)              --
         Other payables                                                  (10,153)           6,917
         Customer deposits                                               (22,145)              --
                                                                     -----------      -----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (432,844)           6,585
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property, plant and equipment                       (5,024)          (1,641)
         Payment for construction in progress                           (563,919)              --
         Proceeds from repayment of loan to unaffiliated company          68,544               --
                                                                     -----------      -----------
     NET CASH USED IN INVESTING ACTIVITIES                              (500,399)          (1,641)
                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from Long-term debt                                  1,354,820               --
         Proceeds from loan from related company                         137,088               --
         Repayment for loan from related company                        (137,088)              --
         Proceeds from shareholders/officers                               9,445            3,323
         Payment to shareholders/officers                               (229,679)         (17,146)
                                                                     -----------      -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               1,134,586          (13,823)
                                                                     -----------      -----------
NET DECREASE IN CASH AND EQUIVALENTS
     Net Increase (Decrease) in Cash and Equivalents                     201,343           (8,879)
     Effect of Exchange Rate Changes on Cash and Equivalents              13,649          (14,678)
     Cash and Equivalents, at Beginning of Period                        637,056          782,899
                                                                     -----------      -----------
     CASH AND EQUIVALENTS, AT END OF PERIOD                          $   852,048      $   759,342
                                                                     ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                          CYBRDI, INC. AND SUBSIDIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1. INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

2. DESCRIPTION OF BUSINESS

Cybrdi, Inc. (f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. Until June 2004, the Company's business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of, or wrote off, its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete. At that time, the Company placed its emphasis on attempting to find a buyer for the Company.

In November 2004, the Company formed a wholly-owned subsidiary, Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquire all of the ownership interests in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of its common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired approximately 93.8% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. ("Chaoying Biotech"), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (the "PRC"), through the exchange of 99% of the Company's shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the "Chinese Partner"), a PRC corporation and Immuno-OncoGenomics Inc. (the "Foreign Partner"), a US corporation. The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and may be extended upon mutual consent The principal activities of Chaoying Biotech are the research, manufacture and sale of various high-quality tissue arrays and related services, in the PRC.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Personal Care Group Co., Ltd, its Chinese partner, which is a principal shareholder of the Company, Mr. Bai, the Company's chief executive officer and a director is also a principal of its Chinese partner, On July 28, 2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd ("SD Chaoying") from its Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese Partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including Spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of March 31, 2008, SD Chaoying was still in the development stage and there is no actual business. The development and construction of facility is anticipated to be completed in December 2008.

3. USE OF ESTIMATES:

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

5. REVERSE MERGER

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation ("Certron"), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation ("Cybrdi - Maryland") relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Certron's common stock, and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi, Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

In connection with the Agreement, on February 10, 2005, the Company amended its articles of incorporation to authorize the issuance of 150 million shares of common stock no par value and 500,000 shares of preferred stock, $1.00 par value per share, none of which are issued or outstanding.

Concurrent with the filing of the Articles of Merger, all of the Company then existing officers and directors tendered their resignation and Yanbiao Bai was appointed as its Chairman of the Board of Directors. Mr. Bai then nominated the balance of the Board of Directors.

6. GOVERNMENT GRANT

During the first quarter of 2008, SD Chaoying had received $114,210 (equivalent to RMB 818,000) from Shangdong Government for the Shandong Culture & Entertainment Square project that SD Chaoying created during year 2007. The Company included the government grants in the other income, net in the accompanying statements of operations and comprehensive income/ (loss).

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board ("FASB") issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the financial Accounting Standard Board ("FASB") issued SFAS No. 141R (revised 2007), "Business Combinations" which replaces FASB Statement No. 141, "Business Combinations". The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting-the acquisition method- to all transactions and other events in which on entity obtains control over one or more other business, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No. 141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board "FASB") issued SFAS No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows

NOTE B - ASSETS

The March 31, 2008 balance sheet included total current assets of $2,397,915 and non-current assets of $6,891,532. Of these amounts, approximately $852,048 in cash and $12,324 in accounts receivable are planned for funding current operations and for future business expansion.

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

Loan to unaffiliated company consists of loans to QuanYe Security Co., Ltd ("QuanYe"), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech of a total amount of RMB 29.3Million (equivalent to $3,849,185) since January 2006. As of March 31, 2008, the loan balance had been reduced to RMB 6.8 Million (equivalent to $969,766). The interest rate for these loans initially was 8% per year, and drop down to 5% since October 9, 2006. The Company anticipates collect most of loan amount back from QuanYe before the ended of June 2008.

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

Included in-non-current assets are property, plant and equipment, construction in process, and intangible assets. Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People's Republic of China ("PRC"), and office equipment located in PRC and United States. Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The "construction in process" amount of $2,566,812 mainly consists of development and construction of a casino in Shandong Province; which will be transferred to fixed assets in SD Chaoying when it is finished. Intangible assets include a tissue chip patent and land use right. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. As of March 31, 2008, SD Chaoying is still in the development stage, accordingly, the land use right will be amortized in the estimated useful life from SD Chaoying operating.

NOTE C - LIABILITIES

As of March 31, 2008, the balance sheet included total liabilities of $4,720,807, of which $1,532,137 represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying and which $1,354,820 was due to long-term debt from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been pledged by the Company's land use right in SD Chaoying which is worth approximately $3.1 million (equivalent to RMB22 million).The terms for this long-term debt were from January 31, 2008 to May 30, 2009 (total sixteen months). The interest rate for this debt will be 30% more than the basic financing rate from "The People's Bank of China" in PRC. At the time of the filing of this Form 10Q, the basic monthly financing rate in China is 6.3%. Included in the total liabilities is $204,894 due to stockholders who are also the Company's officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is non-interest bearing and has no set repayment terms. And included in the total liabilities $285,225 was due to loan from an related company, Shaanxi Chaoying Personal Care Group Ltd, and this loan is also non-interest bearing and have no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company began to record 50% CIT provision for the first quarter of 2005. Commencing from January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%. The Company enjoys a 50% reduction in preferential policy of CIT, according to Western Developing Plan of the PRC, making the company's effective tax rate approximately 12.5% in the first quarter of 2008. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes provision is required as of March 31, 2008 and 2007, respectively.

NOTE D - STOCKHOLDERS' EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron's common stock to the Cybrdi shareholders. As of March 31, 2008, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi - Maryland.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the company's Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as the company's other SEC filings.

PLAN OF OPERATIONS

The Company focuses on biogenetics commercialization and healthcare product applications. The Company's primary business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

The Company's business strategy and focus in the near future include

         o        Enhancing R&D in TMAs and technical service
         o Expanding its product portfolio and virtual tissue array data bank (vTMAB)
         o        Launch the health diagnosis kit for obesity and skin disease
         o        Participate in the culture and entertainment field

With its sophisticated research in genes, the Company can provide the professional health diagnostic service for its customers. The Company can check the reasons for obesity and other skin diseases like freckles by its genetic analysis, which offers more accurate and specialized diagnosis than other similar services in the current market. Such information can be utilized to guide customers to set up the right health or fitness program. At present, the Company provide genetic test for the mechanism of obesity or skin diseases.

The Company will also explore other business development opportunities that can leverage its sales platform and relationship with affiliated companies. Until such time as the Company can identify attractive marketing opportunities, the Company will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

Commencing from the third quarter of year 2007, the Company had developed a new genedetective tissue array, called New Kits, and started to offer them to its customers.

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business since 2009, which will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. Commencing in September 2007, SD Chaoying began constructing the facility, The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use, The construction is anticipated to be completed in December 2008, SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2008 COMPARED TO THREE MONTHS ENDED March 31, 2007


                                           FOR THREE MONTHS ENDED MARCH 31,            2008 Vs 2007
                                           --------------------------------        ---------------------
                                                        COST                 COST   Increase/(decrease)
                                              2008       %        2007        %
                                           ------------       -------------
                                            (Unaudited)        (Unaudited)
REVENUE
      Products                              $   118,019        $    168,096        $ (50,077)     -30%
      Service rendered                           11,811               9,179             2,632      29%
                                           ------------        ------------        ---------
         TOTAL REVENUE                          129,830             177,275          (47,445)     -27%
                                           ------------        ------------        ---------
COST OF SALES
      Products                                   52,518  44%         77,439    46%   (24,921)     -32%
      Service rendered                               --   0%              5  0.05%        (5)    -100%
                                           ------------        ------------        ---------
        TOTAL COST OF SALES                      52,518              77,444          (24,926)     -32%
                                           ------------        ------------        ---------
GROSS PROFIT                                     77,312  60%         99,831    56%   (22,519)     -23%
                                           ------------        ------------        ---------

OPERATING EXPENSES:
      Selling and distribution expenses           7,820              27,055          (19,235)     -71%
      General and administrative expenses       132,324             164,674          (32,350)     -20%
                                           ------------        ------------        ---------
TOTAL OPERATING EXPENSES                        140,144             191,729          (51,585)     -27%
                                           ------------        ------------        ---------
LOSS FROM OPERATIONS                            (62,832)            (91,898)          29,066      -32%
                                           ------------        ------------        ---------
OTHER INCOME/(EXPENSE)
      Interest income                            13,363              43,019          (29,656)     -69%
      Other income, net                         121,688               3,587          118,101     3292%
                                           ------------        ------------        ---------
TOTAL OTHER INCOME                              135,051              46,606           88,445      190%
                                           ------------        -----------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                72,219             (45,292)         117,511     -259%
Income Taxes Expenses                                --                  --               --
                                           ------------        ------------        --------
Income (Loss) before Minority Interest           72,219             (45,292)         117,511     -259%
Minority Interest                                33,011               2,931           30,080     1026%
                                           ------------        ------------        ---------
NET INCOME(LOSS)                            $   39,208         $    (48,223)       $  87,431     -181%

NET SALES

The Company generated two categories of revenues: tissue chip & kits product and services. The net sales decreased $47,445 to $129,830 for the three months ended March 31, 2008 from $177,275 for the three months ended March 31, 2007.

Tissue Chip & Kit Product: The net sales decreased $50,077 to $118,019 for the three months ended March 31, 2008 as compared to $168,096 for the three months ended March 31, 2007. The decrease in net sales of tissue chip & kit product was primarily attributable to the termination of Cybrdi - Maryland's operations on October 2007. During the first quarter of 2007, the net sales of tissue chip & chip product had included $51,099 product sales from Cybrdi - Maryland, but there was none for the first quarter of 2008.

Services: A fewer technical service orders were received during the three months of 2008 as compared to 2007 resulting in a increase in sales of $2,632 to $11,811 from $9,179 for the three months ended March 31, 2008 as compared to March 31, 2007. This increase was primarily attributable to service demand increased in China.

GROSS MARGIN

Gross margin as a percentage of sales increased to 60% for the three months ended March 31, 2008 from 56% for three months ended March 31, 2007. Gross profit for the three months ended March 31, 2008 decreased $22,519 to $77,312 from $99,831 for the three months ended March 31, 2007. The reason for the increase was primarily due to the increase in sales of tissue chip & kit product with slightly lower individual cost during the first quarter of 2008 as compared to the first quarter of 2007.

OPERATING EXPENSES

The Company's operating expenses decreased $51,585 to $140,144 for the three months ended March 31, 2008 from $191,729 for the three months ended March 31, 2007. This was primarily due to a decrease in general and administrative expenses of $32,350 to $132,324 for the three months ended March 31, 2008 from $164,674 for the three months ended March 31, 2007, and a decrease in selling and distribution expenses of $19,235 to $7,820 for the three months ended March 31, 2008 from $27,055 for the three months ended March 31, 2007. The decrease in selling, and general and administrative expenses was primary due to the termination of Cybrdi-Maryland operations in October 2007. For the three months ended March 31, 2007, the selling, and general and administrative expenses had included $11,834 and $41,932 expenditures from Cybrdi-Maryland, respectively, but there were none of them for the three months ended March 31, 2008.

OTHER INCOME

Interest income decreased by $29,656 to $13,363 for the three months ended March 31, 2008 from $43,019 for the three months ended March 31, 2007. Most of the interest income was earned from the loans to QuanYe. The repayment of the loans by Quanye during year 2007 had reduced the Company's interest income significantly.

Other income, net had been increased by $118,101 to $121,688 for the three months ended March 31, 2008 from $3,587 for the three months ended March 31, 2007. The reason was primarily attributable to SD Chaoying received a government grant $114,210 (equivalent to RMB 818,000) from Shandong government for the Shandong Culture & Entertainment Square project that SD Chaoying created during year 2007.

INCOME TAXES

The Company had not recorded a provision for income tax for the first quarter ended March 31, 2008 and 2007, due to no taxable income after offsetting all taxes losses carried forward from prior periods. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As 2003 was Chaoying Biotech's first profitable year, the Company began to record 50% CIT provision from the first quarter of 2005. Commencing from January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%, and that the Company enjoy a 50% reduction in preferential policy of CIT, according to Western Developing Plan of PRC , and that The company's effective tax rate is approximately 12.5% in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) increased by $917,776 from $(353,710) as of December 31, 2007 to $564,066 as of March 31, 2008. The increase was primarily due to accrued expenses and amount due to stockholders/officers decreased $452,042 and $227,600 respectively. Contrarily, cash and equivalents increased $214,992 as of March 31, 2008 as compared to the amount on March 31, 2007.

For operating activities during the first quarter of 2008, since the Company had paid out $500,402 for accrued expenses, the Company had negative balance for cash used in operating activities.

For investing activities, the Company had negative balance for cash used in investing activities. The primarily reason was due to the payment in amount of $563,919 had used for construction in progress in SD Chaoying project during the three months ended March 31, 2008.

For financing activities, the Company had got a long-term debt in amount of $1,354,820 (equivalent to RMB9.5 million) during the first quarter of 2008 from Changle Rural Credit Union, which is a bank located in Shandong province of PRC. Accordingly, the Company had positive cash provided by financing activities for the three months ended March 31, 2008.

With approximately $560,000 of net working capital (total current assets deduct total current liabilities) as of March 31, 2008 and net increase in cash and equivalents during the first quarter of 2008, the Company believes it will have sufficient resources to finance its operations for the coming year.

Since the Company has a construction project in Shandong for SD Chaoying and anticipate to be completed it at the end of year 2008. In order to financing this project, the Company anticipate borrowing more money from related parties, other banks, and utilize repayment of loan proceeds from Quan Ye. There can be no assurance that the Company will be able to obtain the necessary financing for the construction of the project.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause its actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond its control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to its financial statements and the notes thereto. Except for its ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Yanbiao Bai, and Principal Financial Officer, Xue Bu, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen
(18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2008, The Company has accrued a sufficient amount to cover any potential liabilities from this matter.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CYBRDI, INC.


DATE: May 14, 2008        By /s/ Yanbiao Bai
                              --------------------------------------------------
                              Yanbiao Bai, Chief Executive Officer and president