Form 10-Q
period 2008-06-30
Cybrdi, Inc.
filed 2008-08-19
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 09081

CYBRDI, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2461404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

No 29 Chang'An South Road Xi'an Shaanxi P.R. China 710061
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, no par value per share, outstanding as of August 18, 2008 was 50,456,569.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2008

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$469,058	$637,056
Accounts receivable	5,658	3,364
Inventories	431,257	390,421
Loan to unaffiliated company	991,384	1,000,740
Other receivables and prepaid expenses	159,052	145,805
TOTAL CURRENT ASSETS	2,056,409	2,177,386
PROPERTY, PLANT AND EQUIPMENT, NET	491,127	493,273
CONSTRUCTION IN PROGRESS	3,311,039	1,929,002
INTANGIBLE ASSETS, NET	3,888,476	3,700,195

TOTAL ASSETS	9,747,051	8,299,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,432	3,917
Accrued expenses	994,225	1,700,363
Current maturities of long term debt	1,385,021	-
Customers deposits	93,713	74,321
Loan from related companies	845,592	274,175
Amount due to stockholders/officers	227,777	432,494
Other payables	37,479	45,826
TOTAL CURRENT LIABILITIES	3,587,239	2,531,096
MINORITY INTERESTS	1,523,527	1,499,125

TOTAL LIABILITIES	5,110,766	4,030,221

STOCKHOLDERS’ EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 50,456,569 shares issued and outstanding	-	-
Additional paid-in capital	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(335,128)	(301,323)
Accumulated other comprehensive income	1,062,664	662,209
TOTAL STOCKHOLDERS’ EQUITY	4,636,285	4,269,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,747,051	$8,299,856

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$111,897	$149,625	$229,916	$317,721
Service rendered	1,052	29,659	12,864	38,838
Total revenue	112,949	179,284	242,780	356,559
Cost of Sales
Products	67,132	54,155	119,650	131,594
Service rendered	-	3,957	-	3,962
Total cost of sales	67,132	58,112	119,650	135,556

Gross Profit	45,817	121,172	123,130	221,003

Operating Expenses:
Selling and distribution expenses	12,879	32,222	20,699	59,277
General and administrative expenses	129,882	112,424	262,206	277,098
Total Operating Expenses	142,761	144,646	282,905	336,375

Loss from Operations	(96,944)	(23,474)	(159,775)	(115,372)

Other Income/(Expense)
Interest income	15,605	34,823	28,968	77,842
Other (expense) income, net	(283)	64,948	121,405	68,535
Total Other Income	15,322	99,771	150,373	146,377

(Loss) Income before Income Taxes	(81,622)	76,297	(9,402)	31,005
Income Taxes Expenses	-	-	-	-
(Loss) Income before Minority Interest	(81,622)	76,297	(9,402)	31,005

Minority Interest	(8,609)	15,448	24,403	18,379

Net (Loss) Income	$(73,013)	$60,849	$(33,805)	$12,626

Other Comprehensive Income:
Foreign Currency Translation Gain	140,657	55,172	400,455	93,527
Comprehensive Income	$67,644	$116,021	$366,650	$106,153

Net (Loss) Income Per Common Share Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding Basic and Diluted	50,456,569	50,456,569	50,456,569	50,456,569

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended	For Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(33,805)	$12,626
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	84,874	84,271
Loss on disposal of fixed assets	3,324	-
Minority interest	24,403	18,379
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,956)	30,602
Inventories	(15,089)	(5,331)
Other receivable and prepaid expenses	(3,751)	(56,303)
Accounts payable	(689)	23,699
accrued expenses	(765,495)	-
Other payables	(10,584)	5,117
Customer deposits	13,797	-
Net Cash (Used in) Provided by Operating Activities	(704,972)	113,060

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,410)	(1,651)
Payment for construction in progress	(1,266,232)	-
Payment to loan to affiliated companies	-	(2,496,059)
Proceeds from (payment to) loan to unaffiliated companies	68,544	2,050,205
Net Cash Used in Investing Activities	(1,205,098)	(447,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,385,021	-
Proceeds from loan from related companies	520,934	-
Proceeds from shareholders/officers	32,031	27,563
Payment to shareholders/officers	(225,143)	(31,024)
Net Cash Provided by (Used in) Financing Activities	1,712,843	(3,461)

NET DECREASE IN CASH AND EQUIVALENTS
Net Decrease in Cash and Equivalents	(197,227)	(337,906)
Effect of Exchange Rate Changes on Cash and Equivalents	29,229	17,886
Cash and Equivalents, at Beginning of Period	637,056	782,899

Cash and Equivalents, at End of Period	$469,058	$462,879

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of Cybrdi, Inc. and its wholly-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

2. Description of Business

Cybrdi, Inc. (f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. Until June 2004, the Company’s business consisted primarily of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of, or wrote off, its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete. At that time, the Company placed its emphasis on attempting to find a buyer for the Company.

In November 2004, the Company formed a wholly-owned subsidiary, Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquire all of the ownership interests in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of its common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired approximately 93.8% of the outstanding shares of the Company’s common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. (“Chaoying Biotech”), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (the “PRC”), through the exchange of 99% of the Company’s shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chao Ying Personal Care Group Ltd. (the “Chinese Partner”), a PRC corporation and Immuno-OncoGenomics Inc. (the “Foreign Partner”), a US corporation. The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and may be extended upon mutual consent. The principal activities of Chaoying Biotech are the research, manufacture and sale of various high-quality tissue arrays and related services, in the PRC. Cybrdi has established a comprehensive and integrated system to collect various normal and diseased human tissues, and continuing throughout the manufacturing process of hundreds of tissue microarrays. Together with DNA (gene) array techniques, tissue microarray technology is a powerful tool for the rapid analysis of molecular targets, discovery and assessment of new therapeutics, as well as helpful in determining the prognosis of a disease.

Most of the Company’s activities are conducted through Chaoying Biotech. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue micro array products.

On February 10, 2005, the Company completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc.

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Personal Care Group Co., Ltd, its Chinese partner, which is a principal shareholder of the Company, Mr. Bai, the Company’s chief executive officer and a director is also a principal of its Chinese partner, On July 28, 2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from its Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese Partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including Spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of June 30, 2008, SD Chaoying was still in the development stage and there is no actual business. The development and construction of facility is anticipated to be completed in December 2008.

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

5. Reverse Merger

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation (“Certron”), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation (“Cybrdi – Maryland”) relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Certron’s common stock, and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi, Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

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

6. Government Grant

During the first quarter of 2008, SD Chaoying had received a grant in the amount of $115,879 (equivalent to RMB 818,000) from the Shangdong Government for the Shandong Culture & Entertainment Square project that SD Chaoying created during year 2007. The Company included the government grants in the other income, net in the accompanying statements of operations and comprehensive income/ (loss).

7. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.161,“Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format;(2) the disclosure of derivative features that are credit risk-related; and (3)cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends)., with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

NOTE B – ASSETS

The June 30, 2008 balance sheet included total current assets of $2,056,409 and non-current assets of $7,690,642. Of these amounts, $469,058 in cash and equivalents and $5,658 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials, work in process, packaging material. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

The other primary assets included in current assets are loans to an unaffiliated company. The loans to the unaffiliated company consists of loans to QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3Million (equivalent to $3,849,185) since January 2006. As of June 30, 2008, the loan balance had been reduced to RMB 6.8 Million (equivalent to $991,384). The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% as of October 9, 2006. The Company anticipates being repaid most of the outstanding loan amount from QuanYe before the ended of December 2008.

Management believes and views QuanYe as an alternative financial institution, and believes it is an efficient way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused funds through these types of loan arrangements. However, despite these advantages, these advances are unsecured and thus have a higher default risk than a bank deposit.

Included in-non-current assets are property, plant and equipment, construction in process, and intangible assets. Property, plant and equipment mainly consist of building, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”), and office equipment located in PRC and United States. Depreciation on property, plant and equipment is computed using the straight –line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in process” amount of $3,311,039 mainly consists of development and construction of a casino in Shandong Province; which will be transferred to fixed assets in SD Chaoying when it is finished. Intangible assets include a tissue chip patent and land use right. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. As of June 30, 2008, SD Chaoying is still in the development stage, accordingly, the land use right will be amortized in the estimated useful life from SD Chaoying operating.

NOTE C - LIABILITIES

As of June 30, 2008, the balance sheet included total liabilities of $5,110,766, of which $1,523,527 represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying, and which $3,587,239 in the amount of the current liabilities, Included in the current liabilities was due to current maturity of Long term debt of $1,385,021(equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been pledged by the Company’s land use right in SD Chaoying which is worth approximately $3.2 million (equivalent to RMB22 million).the term of debt were from January 31, 2008 to May 30, 2009 (total sixteen months). The interest rate for this debt will be 30% more of the basic interest rate from “The People’s Bank of China” in PRC. At the time of the filing of this Form 10Q, the basic monthly interest rate in China is 6.3%. Included in the current liabilities, was $845,592 of loans from related companies, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co.,Ltd and Shaanxi Chaoying Personal Care Group Co., these loans are non-interest bearing and have no set repayment terms. Also included in the current liabilities was $227,777 due to stockholders who are also the Company’s officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is also non-interest bearing and has no set repayment terms.

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. 2003 was Chaoying Biotech’s first profitable year, thus the Company began to record 50% CIT provision for the first quarter of 2005. Commencing from January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%. The Company enjoys a 50% reduction in preferential policy of CIT, according to Western Developing Plan of the PRC, making the company’s effective tax rate approximately 12.5% in the first quarter of 2008. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes provision is required as of June 30, 2008 and 2007, respectively.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of June 30, 2008, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2007.

PLAN OF OPERATIONS

The Company focuses on biogenetics commercialization and healthcare product applications. The Company’s primary business includes sales of tissue microarray products and services. Tissue chips, also called microtissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

The Company’s business strategy and focus in the near future include

•	Enhancing R&D in TMAs and technical service
•	Expanding its product portfolio and virtual tissue array data bank (vTMAB)
•	Launch the health diagnosis kit for obesity and skin disease
•	Participate in the culture and entertainment field

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

	Three Months Ended		Three Months Ended		2008 Vs 2007
	June 30, 2008		June 30, 2007		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$111,897		$149,625		$(37,728)	-25%
Service rendered	1,052		29,659		(28,607)	-96%
Total revenue	112,949		179,284		(66,335)	-37%
Cost of Sales
Products	67,132	60%	54,155	36%	12,977	24%
Service rendered	-		3,957	13%	(3,957)	-100%
Total cost of sales	67,132		58,112		9,020	16%

Gross Profit	45,817	41%	121,172	68%	(75,355)	-62%

Operating Expenses:
Selling and distribution expenses	12,879		32,222		(19,343)	-60%
General and administrative expenses	129,882		112,424		17,458	16%
Total Operating Expenses	142,761		144,646		(1,885)	-1%

Loss from Operations	(96,944)		(23,474)		(73,470)	313%

Other Income/(Expense)
Interest income	15,605		34,823		(19,218)	-55%
Other (loss) income, net	(283)		64,948		(65,231)	-100%
Total Other Income	15,322		99,771		(84,449)	-85%

(Loss) Income before Income Taxes	(81,622)		76,297		(157,919)	-207%
Income Taxes Expenses
(Loss) Income before Minority Interest	(81,622)		76,297		(157,919)	-207%

Minority Interest	(8,609)		15,448		(24,057)	-156%

Net (Loss) Income	$(73,013)		$60,849		$(133,862)	-220%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $66,335 to $112,949 for the three months ended June 30, 2008 from $179,284 for the three months ended June 30, 2007, a reduction of 37%.

Tissue Chip & Kit Products: The net sales decreased $37,728 to $111,897 for the three months ended June 30, 2008 as compared to $149,625 for the three months ended June 30, 2007, a decrease of 25%. The decrease in net sales of tissue chip & kit product was primarily attributable to the termination of Cybrdi - Maryland’s operations on October 2007. During the second quarter of 2007, the net sales of tissue chip & chip product had included $14,852 of product sales generated by Cybrdi - Maryland, but there was none for the second quarter of 2008. In addition, the Company has reduced the unit sales price for the products sold to its US major distributor in the current quarter as compared to the same period of 2007

Services: Fewer technical service orders were received for the three months ended June 30 2008 as compared to the same period in 2007, resulting in a decrease in sales of $28,607 to $1,052 from $29,659 for the three months ended June 30, 2008 as compared to June 30, 2007, a decrease of 37%. This decrease was primarily attributable to service demand decreased in China.

Gross Margin

Gross margin as a percentage of sales decreased to 41% for the three months ended June 30, 2008 from 68% for three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 decreased $75,355 to $45,817 from $121,172 for the three months ended June 30, 2007, a decrease of 62%. The reason for the decrease was primarily due to the increase in sales of tissue chip & kit product with lower individual unit prices to its US distributor during the quarter ended June 30, 2008 as compared to the same quarter of 2007.

Operating Expenses

The Company’s operating expenses decreased $1,885 to $142,761 for the three months ended June 30, 2008 from $144,646 for the three months ended June 30, 2007, a decrease of 1%. This was primarily due to a slight increase in general and administrative expenses of $17,458 to $129,882 for the three months ended June 30, 2008 from $112,424 for the three months ended June 30, 2007, which was offset by a larger decrease in selling expenses of $19,343 to $12,879 for the three months ended June 30, 2008 from $32,222 for the three months ended June 30, 2007. The decrease in selling expenses was primary due to the termination of the cooperation agreement with the Leller company on December 31, 2007, and the termination of the Cybrdi-Maryland operations in October 2007. For the three months ended June 30, 2007, the selling, expenses had included $6,954 of expenditures from Cybrdi-Maryland, whereas the increase in general and administrative expenses was primary a result of the acquisition of SD Chaoying in the fourth quarter of 2007, whereby the company incurred $16,092 of start-up costs during the three months ended June 30 2008.

Other Income

Interest income decreased by $19,218 to $15,605 for the three months ended June 30, 2008 as compared to $34,823 for the three months ended June 30, 2007, a decrease of 55%. Most of the interest income was earned from the loans to QuanYe. The repayment of the loans by Quanye during 2007 reduced the amount of interest income received by the Company.

Other (loss) income, net decreased by $65,231 to $(283) for the three months ended June 30, 2008 compared to $64,948 for the three months ended June 30, 2007, a decrease of 100%. The reason was primarily attributable to Chaoying Biotech receiving a government grant $59,466 (equivalent to RMB459,000) from Shaanxi government during the second quarter of 2007.

Income Taxes

The Company had not recorded a provision for income tax for the second quarter ended June 30, 2008 and 2007, due to no taxable income after offsetting all taxes losses carried forward from prior periods. In accordance with the relevant tax laws and regulations of the People’s Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. 2003 was Chaoying Biotech’s first profitable year, thus the Company began to record 50% CIT provision from the first quarter of 2005. Commencing from January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%. The Company enjoys a 50% reduction in preferential policy of CIT, according to Western Developing Plan of PRC, making the company’s effective tax rate approximately 12.5% in the second quarter of 2008. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes provision is required as of June 30, 2008 and 2007, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

	Six Months Ended		Six Months Ended		2008 Vs 2007
	June 30, 2008		June 30, 2007		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$229,916		$317,721		$(87,805)	-28%
Service rendered	12,864		38,838		(25,974)	-67%
Total revenue	242,780		356,559		(113,779)	-32%
Cost of Sales
Products	119,650	52%	131,594	41%	(11,944)	-9%
Service rendered	-		3,962	10%	(3,962)	-100%
Total cost of sales	119,650	49%	135,556	38%	(15,906)	-12%

Gross Profit	123,130	51%	221,003	62%	(97,873)	-44%

Operating Expenses:
Selling and distribution expenses	20,699		59,277		(38,578)	-65%
General and administrative expenses	262,206		277,098		(14,892)	-5%
Total Operating Expenses	282,905		336,375		(53,470)	-16%

Loss from Operations	(159,775)		(115,372)		(44,402)	38%

Other Income/(Expense)
Interest income	28,968		77,842		(48,874)	-63%
Other income, net	121,405		68,535		52,870	77%
Total Other Income	150,373		146,377		3,996	3%

(Loss) Income before Income Taxes	(9,402)		31,005		(40,407)	-130%
Income Taxes Expenses	-		-		-
(Loss) Income before Minority Interest	(9,402)		31,005		(40,407)	-130%

Minority Interest	24,403		18,379		6,024	33%

Net (Loss) Income	$(33,805)		$12,626		$(46,432)	-368%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $113,779 to $242,780 for the six months ended June 30, 2008 from $356,559 for the six months ended June 30, 2007, a decrease of 32%.

Tissue Chip & Kit Products: The net sales decreased $87,805 to $229,916 for the six months ended June 30, 2008 as compared to $317,721 for the six months ended June 30, 2007, a decrease of 28%. The decrease in net sales of tissue chip & kit products was primarily attributable to the termination of Cybrdi - Maryland’s operations in October 2007. During the six months ended June 30, 2007, the net sales of tissue chip & chip product had included $65,951 of product sales generated by Cybrdi - Maryland, as opposed to none for the second quarter of 2008. In addition, the Company has reduced the unit sales price for the products sold to its US major distributor in the current quarter as compared to the same period of 2007

Services: Fewer technical service orders were received during the six months ended June 30 2008 as compared to the same period of 2007, resulting in a decrease in sales of $25,974 to $12,864 from $38,838 for the six months ended June 30, 2008 as compared to June 30, 2007, a decrease of 67%. This decrease was primarily attributable to a decrease in service demand in China.

Gross Margin

Gross margin as a percentage of sales decreased to 51% for the six months ended June 30, 2008 from 62% for six months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 decreased $97,873 to $123,130 from $221,003 for the six months ended June 30, 2007, a decrease of 44%. The reason for the decrease was primarily due to the decrease of unit prices sold to its US major distributor during the six months ended June 30, 2008. In order to develop an international market share, the company offered the lower unit prices to its major US distributor during the second quarter of 2008 as compared to the same period in 2007, which, as a result, reduced the gross margin rate for the six months ended June 30, 2008.

Operating Expenses

The Company’s operating expenses decreased $53,470 to $282,905 for the six months ended June 30, 2008 from $336,375 for the six months ended June 30, 2007, a decrease of 16%. This was primarily due to a decrease in selling expenses of $38,578 to $20,699 for the six months ended June 30, 2008 compared to $59,277 for the six months ended June 30, 2007, and a slight t decrease in general and administrative expenses of $14,892 to $262,206 for the six months ended June 30, 2008 compared to $277,098 for the six months ended June 30, 2007. The decrease in selling expenses was primary due to the termination of the cooperation agreement with the Leller Company on December 31, 2007, and the termination of the Cybrdi-Maryland operations in October 2007. For the six months ended June 30, 2007, the selling, expenses had included $18,788 of expenditures from Cybrdi-Maryland,

Other Income

Interest income decreased by $48,874 to $28,968 for the six months ended June 30, 2008 compared to $77,842 for the six months ended June 30, 2007, a decrease of 63%. Most of the interest income was earned from the loans to QuanYe. The repayment of the loans by Quanye during 2007 reduced the interest income received by the Company.

Other income, net increased by $52,870 to $121,405 for the six months ended June 30, 2008 compared to $68,535 for the six months ended June 30, 2007, an increase of 77%. The reason was primarily attributable to SD Chaoying receiving a government grant of $115,879(equivalent to RMB 818,000) in the first quarter of 2008, in addition to the government grant $59,466 (equivalent to RMB459,000) from received from a Shaanxi government grant during the second quarter of 2007.

Income Taxes

The Company had not recorded a provision for income tax for the six months ended June 30, 2008 and 2007, due to no taxable income after offsetting all taxes losses carried forward from prior periods. In accordance with the relevant tax laws and regulations of the People’s Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. 2003 was Chaoying Biotech’s first profitable year, thus the Company began to record 50% CIT provision from the first quarter of 2005. Commencing from January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%. The Company enjoy a 50% reduction in preferential policy of CIT, according to Western Developing Plan of PRC, making the company’s effective tax rate approximately 12.5% in year 2008. Since there is no taxable income after offsetting all tax losses carried forward, no income taxes provision is required as of June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $1,177,120 from $(353,710) as of December 31, 2007 to $(1,530,830) as of June 30, 2008. The decrease was primarily due to the pending maturity of long term debt of $1,385,021(equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong province of PRC. This debt is due on May 20, 2009.

For operating activities, the Company had a negative balance for cash used in operating activities for the six months ended June 30, 2008, since the Company had paid significant amounts of accrued expenses in the current quarter,.

For investing activities, the Company had a negative balance for cash used in investing activities. The primary reason was due to the payment of $1,266,232 used for the construction of the SD Chaoying project during the six months ended June 30, 2008.

For financing activities, the Company had loans from Changle Rural Credit Union and its related companies in the amounts of $1,385,021 and $520,934, respectively. Accordingly, the Company had positive cash provided by financing activities for the six months ended June 30, 2008.

Since the Company has a construction project in Shandong for SD Chaoying which it anticipates completing by the end of 2008. In order to finance this project, the Company anticipates borrowing additional funds from related parties, other banks, and to utilize the funds received from the repayment of loan proceeds from Quan Ye. There can be no assurance, however, that the Company will be able to obtain the necessary financing for the construction of the project.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Yanbiao Bai, and Principal Financial Officer, Xue Bu, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2008, The Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

CYBRDI, INC.

DATE: August 18, 2008	By:	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and President