Form 10-Q
period 2008-09-30
Cybrdi, Inc.
filed 2008-11-19
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, no par value per share, outstanding as of November 18, 2008 was 50,456,569.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$430,532	$637,056
Accounts receivable	9,744	3,364
Inventories	406,495	390,421
Deferred tax assets	6,666	-
Loan to unaffiliated company	1,001,488	1,000,740
Other receivables and prepaid expenses	184,305	145,805
TOTAL CURRENT ASSETS	2,039,230	2,177,386
PROPERTY, PLANT AND EQUIPMENT, NET	474,912	493,273
CONSTRUCTION IN PROGRESS	3,673,276	1,929,002
INTANGIBLE ASSETS, NET	3,904,541	3,700,195
DEFERRED TAX ASSETS	18,593	-

TOTAL ASSETS	10,110,552	8,299,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,316	3,917
Accrued expenses	875,378	1,700,363
Current maturities of long term debt	1,399,137	-
Customers deposits	73,782	74,321
Loan from related companies	1,222,404	274,175
Amount due to stockholders/officers	387,963	432,494
Other payables	37,965	45,826
TOTAL CURRENT LIABILITIES	3,999,945	2,531,096
MINORITY INTERESTS	1,518,432	1,499,125

TOTAL LIABILITIES	5,518,377	4,030,221
STOCKHOLDERS’ EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 50,456,569 shares issued and outstanding	-	-
Additional paid-in capital	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(442,077)	(301,323)
Accumulated other comprehensive income	1,125,503	662,209
TOTAL STOCKHOLDERS’ EQUITY	4,592,175	4,269,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,110,552	$8,299,856

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Products	$125,918	$178,649	$355,834	$496,370
Service rendered	139	8,333	13,002	47,171
Total revenue	126,057	186,982	368,836	543,541
Cost of Sales
Products	75,396	98,348	195,046	229,942
Service rendered	-	-	-	3,962
Total cost of sales	75,396	98,348	195,046	233,904

Gross Profit	50,661	88,634	173,790	309,637
Operating Expenses:
Selling and distribution expenses	23,953	29,055	44,652	88,332
General and administrative expenses	171,922	192,934	434,128	470,032
Total Operating Expenses	195,875	221,989	478,780	558,364

Loss from Operations	(145,214)	(133,355)	(304,990)	(248,727)

Other Income/(Expense)
Interest income	14,440	16,419	43,408	94,261
Other (expense) income, net	(5,827)	1,729	115,578	70,264
Total Other Income, Net	8,613	18,148	158,986	164,525

Loss before Income Taxes	(136,601)	(115,207)	(146,004)	(84,202)
Income Taxes Benefit	24,556	-	24,556	-
Loss before Minority Interest	(112,045)	(115,207)	(121,448)	(84,202)

Minority Interest	(5,096)	(9,208)	19,306	9,171

Net Loss	$(106,949)	$(105,999)	$(140,754)	$(93,373)

Other Comprehensive Income:
Foreign Currency Translation Gain	62,839	143,886	463,294	237,413
Comprehensive ( Loss) Income	$(44,110)	$37,887	$322,539	$144,040

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,569	50,456,569	50,456,569	50,456,569

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended	For Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(140,754)	$(93,373)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	129,997	125,350
Loss on disposal of fixed assets	177	4,142.00
Deferred taxes benefit	(24,556)	-
Minority interest	19,307	9,171
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,706)	10,451
Inventories	12,051	6,987
Other receivable and prepaid expenses	(25,749)	80,786
Accounts payable and accrued expenses	(886,381)	18,837
Other payables	(10,488)	3,302
Customer deposits	(5,644)	-
Net Cash (Used in) Provided by Operating Activities	(937,746)	165,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(8,178)	(36,353)
Payment for construction in progress	(1,610,390)	(37,525)
Purchase intangible assets	-	(3,123,458)
Proceeds from property disposal	-	395
Proceeds from loan to affiliated companies	-	266,923
Proceeds from loan to unaffiliated companies	68,544	2,178,343
Net Cash Used in Investing Activities	(1,550,024)	(751,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,399,137	-
Proceeds from loan from related companies	863,653	-
Proceeds from minority shareholders contribution	-	354,319
Proceeds from shareholders/officers	181,764	257,473
Payment to shareholders/officers	(227,438)	(188,038)
Net Cash Provided by Financing Activities	2,217,116	423,754

NET DECREASE IN CASH AND EQUIVALENTS
Net Decrease in Cash and Equivalents	(270,655)	(162,268)
Effect of Exchange Rate Changes on Cash and Equivalents	64,131	124,190
Cash and Equivalents, at Beginning of Period	637,056	782,899

Cash and Equivalents, at End of Period	$430,532	$744,821

See notes to consolidated financial statements.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with Shaanxi Chaoying Personal Care Group Co., Ltd, its Chinese partner, which is a principal shareholder of the Company, Mr. Bai, the Company’s chief executive officer and a director is also a principal of its Chinese partner, On July 28, 2007, Chaoying Biotech invested RMB15 million (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from its Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese Partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including Spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of September 30, 2008, SD Chaoying was still in the development stage and there is no actual business. The development and construction of facility is anticipated to be completed in July 2009.

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

6. Government Grant

During the first quarter of 2008, SD Chaoying received a grant in the amount of $117,122 (equivalent to RMB 818,000) from the Shangdong Government for the Shandong Culture & Entertainment Square project that SD Chaoying created in 2007. The Company included the government grants in the other income, net in the accompanying statements of operations and comprehensive income/ (loss).

7. Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

8. Recent Accounting Pronouncements

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

NOTE B – ASSETS

The September 30, 2008 balance sheet included total current assets of $2,039,230 and non-current assets of $8,071,322. Of these amounts, $430,532 in cash and equivalents and $9,744 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, deferred tax assets, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods and very few raw materials, work in process, packaging material. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

As of September 30, 2008, current assets also included the deferred tax assets of $6,666 which resulted primarily from (i) deferred depreciation of leasehold improvement costs of Chaoying Biotech, (ii) deferred overhead costs of expenditures relating to Chaoying Biotech and (iii) the amortization of organizational costs of SD Chaoying.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3Million (equivalent to $3,849,185) since January 2006. As of September 30, 2008, the loan balance had been reduced to RMB 6.8 Million (equivalent to $1,001,488). The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% as of October 9, 2006. The Company anticipates being repaid most of the outstanding loan amount from QuanYe before the end of April 2009.

Management views the QuanYe loan as an alternative financing source, and believes it is an efficient way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused funds through these types of loan arrangements. However, despite these advantages, these advances are unsecured and thus have a higher default risk than a bank deposit.

Included in-non-current assets are property, plant and equipment, construction in progress, intangible assets and deferred tax assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight –line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” amount of $3,673,276 mainly consists of development and construction of a casino in Shandong Province; which will be transferred to fixed assets in SD Chaoying when it is finished. Intangible assets include a tissue chip patent and land use right. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. As of September 30, 2008, SD Chaoying is still in the development stage, accordingly, the land use right will be amortized in the estimated useful life from SD Chaoying operating.

As of September 30, 2008, the deferred tax asset included in non-current assets in the accompanying balance sheet includes the deferred tax asset and liability in the amounts of $19,534 and $941 respectively. The deferred tax asset results from (i) deferred depreciation of leasehold improvement and (ii) deferred amortization of organizational costs. Without the foregoing, the deferred tax liability results mainly from differences in the depreciation of fixed assets between their book basis and their tax basis.

NOTE C - LIABILITIES

As of September 30, 2008, the balance sheet included total liabilities of $5,518,377 of which $1,518,432 represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying, and which $3,999,945 in the amount of the current liabilities, Included in the current liabilities was due to current maturity of Long term debt of $1,399,137 (equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been pledged by the Company’s land use right in SD Chaoying which is worth approximately $3.2 million (equivalent to RMB22 million).the term of debt were from January 31, 2008 to May 30, 2009 (total sixteen months). The interest rate for this debt will be 30% more of the basic interest rate from “The People’s Bank of China” in PRC. At the time of the filing of this Form 10-Q, the basic monthly interest rate in China is 6.3%. Included in the current liabilities was $1,222,404 of loans from related companies, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Personal Care Group Co. These loans are non-interest bearing and have no set repayment terms. Also included in the current liabilities was $387,963 due to stockholders who are also the Company’s officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is also non-interest bearing and has no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of September 30, 2008, the Company had 50,456,569 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

NOTE E – INCOME TAXES

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. 2003 was Chaoying Biotech’s first profitable year, thus the Company began to record 50% CIT provision for the first quarter of 2005. Commencing in January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%. The Company enjoys a 50% reduction in preferential policy of CIT, according to Western Developing Plan of the PRC, making the company’s effective tax rate approximately 12.5% in the year 2008.

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for nine months ended September 30, 2008 according to net loss occurred in the U.S. Company which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of the shutting down of the U.S. operating company in Maryland in October 2007. There were also no PRC current taxes for the nine months ended September 30, 2008, since there is no taxable income after offsetting the prior period losses carried forward in PRC Companies. There were, however, deferred tax benefits $24,556 for nine months ended September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-KSB for the year ended December 31, 2007.

PLAN OF OPERATIONS

The Company focuses on biogenetics commercialization and healthcare product applications. The Company’s primary business includes sales of tissue microarray products and services. Tissue chips, also called micro tissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development purposes.

The Company’s business strategy and focus in the near future include
•	Enhancing R&D in TMAs and technical service
•	Expanding its product portfolio and virtual tissue array data bank (vTMAB)
•	Launching the health diagnosis kit for obesity and skin disease
•	Participating in the culture and entertainment field

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

Commencing in the third quarter of 2007, the Company developed a new genedetective tissue array, called New Kits, and began to offer them to its customers.

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business since 2009, which will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. Commencing in September 2007, SD Chaoying began constructing the facility, The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use, The construction is anticipated to be completed in July 2009, SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		2008 Vs 2007 Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$125,918		$178,649		$(52,731)	-30%
Service rendered	139		8,333		(8,194)	-98%
Total revenue	126,057		186,982		(60,925)	-33%
Cost of Sales
Products	75,396	60%	98,348	55%	(22,952)	-23%
Service rendered	-		-		-
Total cost of sales	75,396		98,348		(22,952)	-23%

Gross Profit	50,661	40%	88,634	47%	(37,973)	-43%

Operating Expenses:
Selling and distribution expenses	23,953		29,055		(5,102)	-18%
General and administrative expenses	171,922		192,934		(21,012)	-11%
Total Operating Expenses	195,875		221,989		(26,114)	-12%

Loss from Operations	(145,214)		(133,355)		(11,859)	9%

Other Income/(Expense)
Interest income	14,440		16,419		(1,979)	-12%
Other (expense) income, net	(5,827)		1,729		(7,556)	-437%
Total Other Income, Net	8,613		18,148		(9,535)	-53%

Loss before Income Taxes	(136,601)		(115,207)		(21,394)	19%
Income Taxes Benefit	24,556		-
Loss before Minority Interest	(112,045)		(115,207)		3,162	-3%

Minority Interest	(5,096)		(9,208)		4,112	-45%

Net Loss	$(106,949)		$(105,999)		$(950)	1%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $60,925 to $126,057 for the three months ended September 30, 2008 from $186,982 for the three months ended September 30, 2007, a reduction of 33%.

Tissue Chip & Kit Products: The net sales decreased $52,731 to $125,918 for the three months ended September 30, 2008 as compared to $178,649 for the three months ended September 30, 2007, a decrease of 30%. The decrease in net sales of tissue chip & kit product was primarily attributable to the termination of Cybrdi - Maryland’s operations in October 2007. During the third quarter of 2007, the net sales of tissue chip & chip products had included $49,847 of sales generated by Cybrdi - Maryland, whereas there were no such sales during the third quarter of 2008.

Services: Fewer technical service orders were received for the three months ended September 30 2008 as compared to the same period in 2007, resulting in a decrease in sales of $8,194 to $139 from $8,333 for the three months ended September 30, 2008 as compared to September 30, 2007, a decrease of 98%. This decrease was primarily attributable to reduced service demand in China and the termination of Cybrdi- Maryland’s operations in October 2007.

Gross Margin

Gross margin as a percentage of sales decreased to 40% for the three months ended September 30, 2008 from 47% for three months ended September 30, 2007. Gross profit for the three months ended September 30, 2008 decreased $37,973 to $50,661 from $88,634 for the three months ended September 30, 2007, a decrease of 43%. The reason for the decrease was primarily due to decreased sales quantities and unit sales price of tissue chip sold to the Company’s PRC clients, and kit products with lower individual unit sales prices that were sold to the Company’s US distributor during the quarter ended September 30, 2008 as compared to the same quarter of 2007.

Operating Expenses

The Company’s operating expenses decreased $26,114 to $195,875 for the three months ended September 30, 2008 from $221,989 for the three months ended September 30, 2007, a decrease of 12%. This was primarily due to a decrease in general and administrative expenses of $21,012 to $171,922 for the three months ended September 30, 2008 compared to $192,934 for the three months ended September 30, 2007. In addition, the Company also had a slight decrease in selling expenses of $5,102 to $23,953 for the three months ended September 30, 2008 compared to $29,055 for the three months ended September 30, 2007. The decrease in selling expenses was primary due to the termination of the Cybrdi-Maryland operations in October 2007. For the three months ended September 30, 2007, the selling, expenses had included $13,413 of expenditures from Cybrdi-Maryland. In addition, the decrease in general and administrative expenses was primarily a result of the termination of the Cybrdi-Maryland operations, as the general and administrative expenses for the three months ended September 30, 2007, included $52,571 of expenditures from Cybrdi-Maryland.

Other Income

Interest income decreased by $1,979 to $14,440 for the three months ended September 30, 2008 as compared to $16,419 for the three months ended September 30, 2007, a decrease of 12%. Most of the interest income was earned from the loans to QuanYe. The repayment of the loans by Quanye in 2007 reduced the amount of interest income received by the Company in 2008.

Other (expense) income, net decreased by $7,556 to $(5,827) for the three months ended September 30, 2008 compared to $1,729 for the three months ended September 30, 2007, a decrease of 437%. The reason was primarily attributable to Chaoying Biotech incurring additional abnormal manufacturing expenditures of $6,283 during the three months ended September 30, 2008.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended September 30, 2008, and 2007, since there was no taxable income during these periods. However, the Company had recorded a deferred benefit for income tax in amount of $24,556 and $0 during the three months ended September 30, 2008 and 2007, respectively, due to the time difference between the book basis and the tax basis that will be deductible in the future year

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007		2008 Vs 2007 Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$355,834		$496,370		$(140,536)	-28%
Service rendered	13,002		47,171		(34,169)	-72%
Total revenue	368,836		543,541		(174,705)	-32%
Cost of Sales	-		-
Products	195,046	55%	229,942	46%	(34,896)	-15%
Service rendered	-		3,962	8%	(3,962)	-100%
Total cost of sales	195,046	53%	233,904	43%	(38,858)	-17%

Gross Profit	173,790	47%	309,637	57%	(135,847)	-44%

Operating Expenses:
Selling and distribution expenses	44,652		88,332		(43,680)	-49%
General and administrative expenses	434,128		470,032		(35,904)	-8%
Total Operating Expenses	478,780		558,364		(79,584)	-14%

Loss from Operations	(304,990)		(248,727)		(56,263)	23%

Other Income/(Expense)
Interest income	43,408		94,261		(50,853)	-54%
Other income, net	115,578		70,264		45,314	64%
Total Other Income, Net	158,986		164,525		(5,539)	-3%

Loss before Income Taxes	(146,004)		(84,202)		(61,802)	73%
Income Taxes Benefit	24,556		-		24,556
Loss before Minority Interest	(121,448)		(84,202)		(37,246)	44%

Minority Interest	19,306		9,171		10,135	111%

Net Loss	$(140,754)		$(93,373)		$(47,381)	51%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $174,705 to $368,836 for the nine months ended September 30, 2008 from $543,541 for the nine months ended September 30, 2007, a decrease of 32%.

Tissue Chip & Kit Products: The net sales decreased $140,536 to $355,834 for the nine months ended September 30, 2008 as compared to $496,370 for the nine months ended September 30, 2007, a decrease of 28%. The decrease in net sales of tissue chip & kit products was primarily attributable to the termination of Cybrdi - Maryland’s operations in October 2007. During the nine months ended September 30, 2007, the net sales of tissue chip & chip product had included $115,798 of sales generated by Cybrdi - Maryland, whereas there were no such sales during the third quarter of 2008.

Services: Fewer technical service orders were received during the nine months ended September 30 2008 as compared to the same period of 2007, resulting in a decrease in sales of $34,169 to $13,002 from $47,171 for the nine months ended September 30, 2008 as compared to September 30, 2007, a decrease of 72%. This decrease was primarily attributable to reduced service demand in China and the termination of Cybrdi-Maryland’s operations in October 2007.

Gross Margin

Gross margin as a percentage of sales decreased to 47% for the nine months ended September 30, 2008 from 57% for nine months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008 decreased $135,847 to $173,790 from $309,637 for the nine months ended September 30, 2007, a decrease of 44%. The reason for the decrease was primarily due to decreased sales quantities and unit sales price of tissue chip sold to the Company’s PRC clients, and kit products with lower individual unit sales prices that were sold to the Company’s US distributor during the nine months ended September 30, 2008 as compared to the same period of 2007.

Operating Expenses

The Company’s operating expenses decreased $79,584 to $478,780 for the nine months ended September 30, 2008 from $558,364 for the nine months ended September 30, 2007, a decrease of 14%. This was primarily due to a decrease in selling expenses of $43,680 to $44,652 for the nine months ended September 30, 2008 compared to $88,332 for the nine months ended September 30, 2007, and a decrease in general and administrative expenses of $35,904 to $434,128 for the nine months ended September 30, 2008 compared to $470,032 for the nine months ended September 30, 2007. The decrease in selling expenses was primary due to the termination of the cooperation agreement with the Leller Company on December 31, 2007, and the termination of the Cybrdi-Maryland operations in October 2007. For the nine months ended September 30, 2007, the selling, expenses had included $32,201 of expenditures from Cybrdi-Maryland. In addition, the decrease in general and administrative expenses was primary a result of the termination of the Cybrdi-Maryland operations, as the general and administrative expenses for the nine months ended September 30, 2007 included $154,087 of expenditures from Cybrdi-Maryland. For the nine months ended September 30, 2008, the Company also increased entertainment fees and gift expenses in SD Chaoying, and increased travel expenses in Chaoying Biotech as compared to same period of 2007. These increased fees and expenditures were offset, however, with the decreased expenditures from termination of Cybrdi-Maryland.

Other Income

Interest income decreased by $50,853 to $43,408 for the nine months ended September 30, 2008 compared to $94,261 for the nine months ended September 30, 2007, a decrease of 54%. Most of the interest income was earned from the loans to QuanYe. The repayment of the loans by Quanye in 2007 reduced the interest income received by the Company in 2008.

Other income, net increased by $45,314 to $115,578 for the nine months ended September 30, 2008 compared to $70,264 for the nine months ended September 30, 2007, an increase of 64%. The reason for this increase was primarily attributable to SD Chaoying receiving a government grant in the amount of $117,122(equivalent to RMB 818,000) in the first quarter of 2008, whereas Chaoying Biotech only received a government grant in the amount of $59,903 (equivalent to RMB459,000) in the second quarter of 2007.

Income Taxes

The Company did not record U.S. and PRC current income tax for nine months ended September 30, 2008, and 2007, since there was no taxable income during these periods. However, the Company had recorded a deferred benefit for income tax in amount of $24,556 and $0 during the nine months ended September 30, 2008 and 2007, respectively, due to the time difference between the book basis and the tax basis that will be deductible in the future year

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $1,607,005 from $(353,710) as of December 31, 2007 to $(1,960,715) as of September 30, 2008. The decrease was primarily due to the current maturities of long term debt of $1,399,137 (equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong province of PRC. This debt is due on May 20, 2009.

For operating activities, the Company had a negative balance for cash used in operating activities for the nine months ended September 30, 2008, since the Company had paid significant amounts of accrued expenses in the current quarter,.

For investing activities, the Company had a negative balance for cash used in investing activities. The primary reason was due to the payment of $1,610,390 used for the construction in progress of the SD Chaoying project during the nine months ended September 30, 2008.

For financing activities, the Company had loans from Changle Rural Credit Union and the Company’s related parties, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Personal Care Group Co. in the amounts of $1,399,137 and $863,653 in year 2008, respectively. These loans from these related parties are non-interest bearing and have no set repayment terms. Accordingly, the Company had positive cash provided by financing activities for the nine months ended September 30, 2008.

Since the Company has a construction project in Shandong for SD Chaoying which it anticipates completing by the end of July 2009. In order to finance this project, the Company anticipates borrowing additional funds from related parties, other banks, and to utilize the funds received from the repayment of loan proceeds from Quan Ye. There can be no assurance, however, that the Company will be able to obtain the necessary financing for the construction of the project.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2008, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

CYBRDI, INC.

DATE: November 19, 2008	By:	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and President