Form 10KSB/A
period 2007-12-31
Cybrdi, Inc.
filed 2008-12-23
CIK 19002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB/A

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

                       Yes [ ]     No [ ]     Not Applicable [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

This amendment is being filed to amend Section 9b (Controls and Procedures) hereof to provide the registrant's assessment of the effectiveness of its disclosure controls and procedures.

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

RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB/A and our other reports that we have filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

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

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE


ITEM 9B. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Date:  December 22, 2008              By: /s/      YanBiao Bai
                                          --------------------------------------
                                          By:    YanBiao Bai
                                          Title: Chief Executive Officer
                                                 and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION                 SIGNATURE                  DATE
---------------------------                 ---------                  ----
YanBiao Bai, Chairman, CEO and President    /s/YanBiao Bai     December 22, 2008



Xue Bu, Director, Treasurer & COO           /s/Xue Bu          December 22, 2008