Form 10-Q/A
period 2008-03-31
Cybrdi, Inc.
filed 2008-12-23
CIK 19002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

This amendment is being filed to amend Exhibit 31.1 (Certification of Yanbiao Bai, Chief Executive Officer and President) and Exhibit 31.2 (Certification of Xue Bu, Principal Financial Officer) to reflect that the registrant has designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under its supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.


                                  CYBRDI, INC.
                                   FORM 10-Q/A
                      QUARTERLY PERIOD ENDED March 31, 2008

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause its actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond its control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to its financial statements and the notes thereto. Except for its ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


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

                              CYBRDI, INC.


DATE: December 22, 2008   By /s/ Yanbiao Bai
                              --------------------------------------------------
                              Yanbiao Bai, Chief Executive Officer and president