Form 10-Q/A
period 2008-06-30
Cybrdi, Inc.
filed 2008-12-23
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A

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

This amendment is being filed to amend Exhibit 31.1 (Certification of Yanbiao Bai, Chief Executive Officer and President) and Exhibit 31.2 (Certification of Xue Bu, Principal Financial Officer) to reflect that the registrant has designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under its supervision, to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

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

CYBRDI, INC.

DATE: December 22, 2008	By:	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and President