Form 10-K
period 2008-12-31
Cybrdi, Inc.
filed 2009-04-14
CIK 19002

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2008

  OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM _____ TO __________

  COMMISSION FILE NO. 09081

  CYBRDI INC.

  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	95-2461404
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

No 29 Chang’An South Road Xi’an Shaanxi P.R. China	710061
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (011) 86-29-8237-3068

  Former name, former address and former fiscal year,
  (if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: 50,456,567 shares of Common Stock, without par value, as of April 9, 2009.

State issuer's revenues for its most recent fiscal year ended December 31, 2008: $ 505,565.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of April 9, 2009 was approximately $350,654 based on a closing bid price of $0.01 and a total of 35,065,404 shares held by non-affiliates.

(APPLICALBE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             Yes ☐     No ☐     Not Applicable ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Business" and Item 7. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 1A. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB6.8225. for assets and liabilities, and weighted average rate US$1.00 to RMB6.9476. for revenue and  ex penses in year 200 8 . There is no assurance that RMB amounts could be converted into US dollars at that rate.  Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign C urrency T ranslation ” of the accompanying financial statements.

PART I

ITEM 1.    BUSINESS

HISTORY

Cybrdi, Inc. (f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. From then to approximately June 2004, we conducted business in the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for our products, we lost our remaining significant customers and disposed of, or wrote off our remaining inventory.

In November 2004, we acquired all of the ownership interests in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. (“Chaoying Biotech”), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (“PRC”), through the exchange of 99% of our shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chaoying Beauty & Comestics Group Co., Ltd. (the “Chinese Partner”, a PRC corporation) and Immuno-OncoGenomics Inc. (the “Foreign Partner”, a U.S. corporation).  The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and it may be extended upon mutual consent. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner.  On July 28, 2007, Chaoying Biotech invested RMB15 millions to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, human body building and slimming, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2008, SD Chaoying was still in the development stage with no actual business plan implemented. While two of the four planned residential buildings are anticipated to be completed in the second quarter of 2009, the development and construction of the casino and entertainment building is anticipated to be completed in 2009.

BUSINESS OVERVIEW

Cybrdi is a holding company incorporated with 80% equity in Chaoying Biotech, which is engaged in biotechnology manufacturing, and research and development.. Through Chaoying Biotech, Cybrdi also controls SD Chaoying, a cultural and entertainment company with a special license for casino gambling.

Biotechnology Manufacturing, R&D Business

Chaoying Biotech is actively seeking to expand its biotechnology manufacturing business. Tissue chips, also called micro-tissue arrays, represent a newly developed technology which is intended to provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can, at times, provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue micro-array for a wide variety of scientific uses, including drug discovery and development.

We supply Biomax Ltd., a United States research and development subcontractor for Pfizer, and, through Biomax we provide our products and services to other major biotechnology companies in the U.S.and Europe such as America Nanoarray. We are also a supplier for the China’s National Biomedical Center, Shanghai Biochip Center, a research partner with Peking University Academy of Military Medical Sciences, and perform dermatological research and development for Lancome and Estee Lauder.

We are the patent holder and producer of Tissue Microarrays (TMAs) which are a powerful tool to examine disease pathology across a variety of patients and disease conditions. We also hold three patents in antibody detection.

Our manufacturing facility and a pathology and molecule laboratory is located at an approximately18,000 square foot facility that we own in Shaanxi province.  At this facility, we have established the standard tissue chip production, processing procedure and a quality control system. We have also established an electronic management system to effectively manage biologic information databank.

Specifically, our products and services include:

TISSUE MICROARRAYS (“TMA”): TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy. TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 234 different disease and 98 different organ types of both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

TECHNICAL SERVICES: Complimenting the production and marketing of tissue chips, we have launched an in-house technical services platform to perform customized research according to customer specifications. By outsourcing experimentation to us, international research labs, (particularly those in high labor and material cost markets) can incur substantial cost savings. Frequently requested services include the standard immunohisto chemistry (IHC) and in-situ-hybridization (ISH) services needed to locate proteins or genes of interest using customer-supplied probes. These probes are applied to select normal, diseased and marginal tissue from our tissue array bank. The results are presented as publishable, detailed pathology reports including high resolution digital photographs. Through virtual cybernetic bio-services (vCBS), these results can be sent via the Internet to the customer the day after the probe is received by our labs. Our technical services currently serves our Chinese customers.

GENETIC ANALYSIS: During the year ended December 31, 2008, we created a new technology which uses exfoliated cells to test the susceptibility of genes in an attempt to assist in determining, among other things, whether a person will be likely diagnosed with diseases of obesity, freckles or different types of cancer. . We can check the causes of obesity and skin diseases such as freckles with our genetic analysis, and thus help offer an accurate and specialized diagnosis. The result of this analysis and report can also be used in the design of a health or fitness program for individual customers. We currently provide these services to our customers at hospitals or cosmetic chain salons owned by our affiliated companies.  The cost for this report is RMB200 per person.

Our business strategies and focus in the near future include: enhancing R&D in TMAs and technical service; expanding our product  portfolio  and  virtual tissue  array data bank (vTMAB); and Launch the health diagnosis kit for obesity and skin disease.

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company with a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shangdong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The facility construction project annexed with four multi-family residential buildings (about 14,188 square meters), and two of them are expected to be completed and ready for sale by the second quarter of 2009. The total cost for the construction is estimated to be totally $5.3 million.  At present, SD Chaoying has invested approximately $3.9 million in the construction. The proceeds of the sales of the residential units will be applied to the casino and resort construction.. The special permit for the casino business we acquired from Shandong Administration for Civil Affairs will provide us an advantage for attracting people from surrounding areas.  We believe that the potential for a cultural and entertainment business is enhanced as living standards rise in the region.  We anticipate financing the balance of the construction in part from the sale of the residential buildings, which will be completed first.  However, there is no assurance regarding the proceeds that will be generated from the sale of the residential units.  We believe that the balance of any funding will need to be obtained from affiliated companies or from banks.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

MARKETING

Marketing strategy in China: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Zhejiang Province and Shangdong Province. We currently market and intend to continue to market our products and services through our own direct sales efforts and by utilizing independent distributors. Our domestic sales accounted for approximately 30.2% of our total sales in the fiscal year of 2008.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with BioMax, a re-seller located in the United States. Under the Sales Agent Agreement, BioMax acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except theP.R.C mainland.  BioMax has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through BioMax, we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. In the fiscal year of 2008, BioMax accounted for about 69.76% of our sales revenue, which also represents our export sales.  As a result, in October 2007, the Company closed its office at Maryland in an effort to reduce general and administrative costs. We expect our business in the international market will continue to grow through the efforts of BioMax.

BACKLOG

Chaoying Biotech’s backlog of sales orders totaled approximately $353,655 on December 31, 2008.

MARKET OPPORTUNITIES AND COMPETITION

China Biotech Trends

Biotechnology research has been supported by the Chinese government, having been designated a “key industry” in China's scientific development plan since 1986. However, most biotech investments have been made in the areas of basic research in government funded laboratories or government linked companies which are focused on major scientific discoveries in gene functions. Cybrdi received government grants of $11,515(equivalent toRMB80,000) ,$64,307(equivalent to  RMB489,000) and $12,168(equivalent toRMB97,000) ,during the years 2008, 2007 and 2006.

Competition

Our TMA products are facing increased competition. While in the past, the high costs and strict patient information protocol associated with tissue collection in most developed economies made it difficult for companies with competing products of similar quality to compete, cost differences are now narrowing. Furthermore, established genomics firms such as Ambion and Clinomics customarily outsourced most TMA production, yet now are beginning to offer the wide product series variety demanded by the global research community. This results in increased price and service competition for us under either in-house and/or through OEM programs.

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

INTELLECTUAL PROPERTY

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. Currently we own four invention patents:

Name of Patent	Number of Patent	Awarded
Tissue Microarrays (TMAs)	ZL01128783.7	June 1st 2005
A way to test content of special antibody in	ZL01131756.6	December 15th 2004
body fluid in a certain part
Diabetes autoimmune antibody test kit	ZL02145561.9	November 17th 2004
multiplex Chip, equipment and method
Diabetes immunization antibody testing
protein chips and its own preparation,	ZL02145535.X	October 27th 2004
detection methods

RESEARCH AND DEVELOPMENT

Our strategy is to incrementally advance from our current technological base into complementary, rapidly commercialized products and services. New product development can represent an expansion of existing TMA technical knowledge or a new commercial application of current knowledge.

We currently perform all of our own research and development activities. We have our own research development and laboratory facilities located at our Shaanxi facility and retain our own professional research and development team. We may also enter into agreements for research and development activities with third parties in the future.

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

We spent $12,562 in research and development in the 2008 fiscal year.

EMPLOYEES

As of December 31, 2008, we had 42 full-time employees, with 35 employees at Chaoying Biotech and 7 at SD Chaoying.
All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on FormForm 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at (301)644-3901 if they desire copies of any of our filings with the Securities and Exchange Commission.

ITEM 1A.   RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Form 10-K and our other reports that we have filed with the Securities and Exchange Commission), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

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

WE HAVE LOANED APPROXIMATELY $1 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $1 million, representing 9.67% of the Company's assets. The loans were placed to secure additional interest income. However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations. Litigation could be costly to enforce the loan obligations and may deprive us of the use of the cash for a significant period of time.

RELIANCE ON SINGLE CUSTOMER

We generated 69.76% of our revenue from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

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

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN
THE JURISDICTIONS IN WHICH WE OPERATE.

Development and distribution of our TMA's is subject to regulation both where we manufacture and sell the products. We believe that we are currently in compliance with applicable governmental rules and procedures. However, there can be no assurance that changes in the regulatory environment will not make it difficult for us to comply or result in a substantial increase in our operating costs and a resulting decline in our margins.

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

CURRENCY EXCHANGE

Changes in the exchange rate of the Chinese yuan renminbi (“CYN” or “RMB”) may adversely impact our profitability. If the CYN declines with respect to the U. S. dollar, our profitability will be adversely affected.

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

RISKS RELATED TO THE COMPANY’S RESIDENTIAL, CASINO & ENTERTAINMENT BUSINESS

THE ENTERTAINMENT AND LEISURE BUSINESS IS PARTICULARLY SENSITIVE TO REDUCTIONS IN DISCRETIONARY CONSUMER SPENDING AS A RESULT OF DOWNTURNS IN THE ECONOMY AND SALES OF RESIDENTIAL HOUSING ARE ALSO SENSITIVE TO DOWNTURNS IN THE REAL ESTATE INDUSTRY.

Consumer demand for hotel/casino resorts and for the type of luxury amenities we offer may be particularly sensitive to downturns in the economy. Demand for residential housing is also sensitive to downturns in the real estate market. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH OUR PLANNED CONSTRUCTION PROJECTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS FROM THESE PLANNED FACILITIES.

Our ongoing and future construction projects entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. In addition, the failure to sell our residential units as expected could adversely affect development of the casino and entertainment project as we are anticipating using the proceeds of such sales to help finance completion of the project.  While we anticipate being able to obtain alternate financing, possibly from affiliated companies, there is no assurance such financing will be available. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering,  environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

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

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT A SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

 Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    DESCRIPTION OF PROPERTY

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay $5757 per month in rent (equivalent to RMB 40,000 per month). This lease will expire on December 31, 2009.We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we find the need to locate additional rental properties, we do not anticipate any problem in securing additional leased space.

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying plans to build a 19,145 square meters entertainment, culture, casino and lodging facilitites, and another 14,188 square meters residential buildings.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131. We are waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2008, we have accrued a sufficient amount to cover any potential liabilities from this matter.

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

YEAR	PERIOD	HIGH	LOW
2007	First Quarter	0.10	0.08
	Second Quarter	0.08	0.03
	Third Quarter	0.11	0.04
	Fourth Quarter	0.13	0.03

2008	First Quarter	0.08	0.03
	Second Quarter	0.08	0.05
	Third Quarter	0.06	0.03
	Fourth Quarter	0.06	0.02

(a) Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company Inc., whose address is 6201 15th Ave. Brooklyn, NY 11219. Their telephone number is (212)936-5100.

(b) Stockholders

As of March 31, 2009, there were approximately 1,333 record holders of our common stock.  As of March 31, 2009, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not  paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

None.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2004 through 2008. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2008	2007	2006	2005	2004
Net sales	$505,565	$670,616	$546,286	$1,427,799	$1,533,043
Net income(loss) from
continuing operations	$(198,873)	$(288,684)	$(187,055)	$5,128	$488,833
Net income(loss) from
discontinuing operations	$--	$--	$--	$--	$--
Net income(loss)	$(198,873)	$(288,684)	$(187,055)	$5,128	$488,833
Net income(loss) per
common share	$--	$(0.01)	$--	$--	$0.02
Total assets	$10,306,252	$8,299,856	$5,653,841	$6,103,632	$5,737,261
Long-term debt	$--	$--	$--	$--	$--
Working capital	$(2,320,020)	$(353,709)	$4,258,523	$4,796,714	$4,416,664
Stockholders' equity	$4,495,301	$4,269,635	$4,159,095	$4,224,142	$4,099,661

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

RESULTS OF OPERATIONS

Revenues

Cybrdi generates two categories of revenues: revenues from the sale of our tissue chip products and from services. The total revenues for the year ended December 31, 2008 was $505,565, a decrease of approximately 25% from $670,616 for the year ended December 31, 2007.

Tissue Chip Product: sales decreased from $622,498 to $492,495, a decrease of approximately 20.88%.  While sales at our U.S. based subsidiary, declined from approximately $192,131 to $0, revenues from China increased from $478,485 to $492,495. This increase was primarily due to our China subsidiary, Chaoying Biotech, selling more tissue arrays directly to its international clients in 2008 as compared to 2007.  Since we closed down the operations of Cybrdi Maryland in October 2007, we suffered decreased sales of tissue arrays in from Cybrdi Maryland in 2008 as compared to year 2007.

Services: Fewer technical service orders were received during 2008 as compared to 2007 resulting in a decrease of $35,048 in service revenue from $48,118 to $13,070 a decrease of 72.84%. Our office in the United States used to be our major source of service revenue. Since its operations had been turned down in October 2007, we have no service revenue in our USA subsidiary for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Gross Margin

Gross margin as a percent of sales was 50.12% and 57.22% for the year ended December 31, 2008 and 2007, respectively. Gross profit for the year ended December 31, 2008 decreased to $253,397 from $383,751 for the year ended December 31, 2007. The reason for the decrease was primarily due to decreased sales quantities and unit sales price of tissue chip sold to the Company’s PRC clients, and kit products with lower individual unit sales prices that were sold to the Company’s US distributor in 2008 as compared to 2007

Operating Expenses

While we decreased our revenue from tissue arrays sold in 2008, we also decreased our selling expenses as a result of decreased advertising and sample gifts to prompt our sales in 2008 as compared to 2007.

In addition, the general and administrative expenses for the year ended December 31, 2008 was $585,136 for the year ended December 31, 2008, $103,709 less than the amount of $688,845 for the year ended December 31, 2007. The reduced amount was primarily due to the termination of the Cybrdi-Maryland operations in October 2007. The Company also had a decrease in selling expenses of $77,037 to $67,542 for the year ended December 31, 2008, compared to $144,579 for the year ended December 31, 2007. The decrease in selling expenses was also the result of the termination of the Cybrdi-Maryland operations in October 2007. For the year ended December 31, 2007, the selling, expenses had included $47,688 of expenditures from Cybrdi-Maryland.

Other Income

We generated $73,676 in interest income in year 2008. Most of this interest income was due to loans which we have made to QuanYe Security Co.,Ltd ("QuanYe"), an unrelated PRC registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in the aggregate amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2008, the aggregate amount of outstanding loans was RMB6.8.Millions (equivalent to $996,702). Management believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is 0.72% per annum. Cybrdi expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

For the year ended December 31, 2008, other income, net, amounted to $113,428 as compared to $45,173 for the year ended December 31, 2007, an increase of $68,255 or 151.10%. Other income, net, for the years ended December 31, 2008 and 2007 were primarily associated with the government grant, abnormal inventory expenditure, and business taxes paid to the PRC government for interest income received from Quanye in China.

Income Taxes

The Company had not recorded a provision for federal income tax for year ended December 31, 2008 and 2007 due to a net operating loss incurred, and it was not required to accrue income taxes due to the net operation loss for the year ended December 31, 2008 and 2007. In accordance with the relevant tax laws and regulations of the People's Republic of China, Chaoying Biotech is entitled to full exemption from Corporation Income Tax ("CIT") for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years. As of 2003, Chaoying Biotech's first profitable year, the Company begins to record 50% CIT provision from the first quarter of 2005. Commencing in January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%.According to Western Developing Plan of the PRC ,the Company enjoys a 50% reduction in preferential policy of CIT,but the effective tax rate shouldn't less than 15%.So the company’s effective tax rate approximately 15% in the year 2008.

Net Loss

As a result of the above, we incurred a net loss for 2008 of $198,873 compared to a net loss for 2007 of $288,684.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital balance (current assets less current liabilities) of ($2,320,020) as of December 31, 2008 as compared to a working capital balance of ($353,710) as of December 31, 2007. The decrease was primarily due to an increase in the amount of loans from Changle Rural Credit Union in the aggregate amount of $1,392,451(equivalent to RMB9.5million) and the increase in net loans from related companies in amount of $1,436,423 (equivalent to RMB9.8 million).

Cash provided by operating activities was $649,493 for the year ended December 31, 2008 as compared to $92,369 for the year ended December 31, 2007.The primary reason for this increase was our inability to pay a number of accrued expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

As compared to year 2007, cash used in investing activities for 2008 was increased by $1,991,798 from $1,472,662 to $3,464,460. This increase was primarily due to $3,533,004 in capital expenditures for the year ended December 31, 2008 as compared to capital spending of $3,779,594 for the year ended December 31, 2007. The capital expenditures in year 2007 had been somewhat offset with the proceeds of $2,306,481 we received from the repayment of a loan to an unaffiliated company. .

Financing activities for the year ended December 31, 2008, includes the net cash provided by shareholders or officers to assist our company's operations, the proceeds from current maturity of long-term debt, and the proceeds from loan from related companies. As compared to the fiscal year 2007, cash provided by financing activities for 2008 increased by $1,704,494 from $883,036 to $2,587,530. This increase was primarily due to the proceeds from current maturity of long-term debt, and the net proceeds from loan from related companies in of $1,392,451 and 1,143,276 in year 2008, respectively.

We expect that QuanYe Security Co., an unaffiliated company, to pay in full the loan in the amount of approximately $1,164,556, including the principal and interest of $996,702 (equivalent to RMB6.8 million) and $167,854 (equivalent to RMB1,145,181), respectively to us in the second quarter of 2009.

With a working capital balance of ($2,320,020) we are seeking additional loans from related companies, shareholders, or a bank pledging our land use right and construction in progress in SD Chaoying. In addition, commencing in the fourth quarter of 2007 , we began to pre-sell parts of SD Chaoying's residential properties which are still under the construction which we hope will increase revenues.  As of December 31, 2008, we owed Changle Rural Credit Union a current maturity of long term debt of $ 1,392,451 due on May 30, 2009. We pledged SD Chaoying’s land use right worth of approximately $3.2 million dollars to secure the payment of the loan.  As per the loan agreement, we can discuss with the bank an extension of the terms of this current maturity of long term debt fifteen days before the expiration date.  While we expect to extend it for another year, there is not assurance the loan will be extended.   We believe we will have sufficient resources to finance our operations for the coming year.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  Moreover, we made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51" which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 159 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations” which replaces FASB Statement No. 141,”Business Combinations”. The Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does in Statement 141R. The scope of Statement 141R is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method accounting – the acquisition method- to all transactions and other events in which on entity obtains control over one or more other businesses, the Statement 141R improves the comparability of the information about business combinations provided in financial reports. SFAS No.141R applies prospectively to business combinations for which that acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently in the process of evaluating the effect, if any, for the future acquisition and combinations.

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 159 and 157 will have on its consolidated results of operations, financial position, and cash flows.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately $10.3 million of our assets are located inside China, the remaining $16,244 in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB6.8225 to US$1.00 as of December 31, 2008. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However,there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 appears after the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9a	CONTROLS AND PROCEDURES

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 9B.	OTHER INFORMATION.

(Not applicable).  There was no information required to be filed on Form 8-k during the fourth quarter of the Company's fiscal year ended December 31, 2008 and not reported. .

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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
annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

		DATE OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT
YanBiao Bai, Chairman, CEO and President	48	2003

Xue Bu, Director, Treasurer & Chief	45	2005

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

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

BOARD COMMITTEES

Our board of directors is currently composed of two directors: Mr. Yan Biao Bai and Mr. Xue Bu. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.  We currently do not have standing audit, nominating or compensation committees.  Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

CODE OF ETHICS

The Company has a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company. The Code is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•	Compliance with applicable governing laws, rules and regulations;

•	The prompts internal reporting of violations of the Code to the appropriate person or persons; and

•	Accountability for adherence to this Code.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis.  Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by Cybrdi, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

	SUMMARY COMPENSATION TABLE LONG-TERM
	ANNUAL COMPENSATION		COMPENSATION AWARDS
				RESTRICTED	SECURITIES
				STOCK	UNDERLYING	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARD	OPTIONS	COMPENSATION
YanBiao Bai, Chairman, CEO	2008	$100,000	$-0-	$-0-	$-0-	$-0-
and President	2007	$100,000	$-0-	$-0-	$-0-	$-0-
	2006	$-0-	$-0-	$-0-	$-0-	$-0-
Dr. Lei Liu, Former Director	2007	$60,000	$-0-	$-0-	$-0-	$-0-
Former Pres: Cybrdi Maryland	2006	$80,000	$-0-	$-0-	$-0-	$-0-
	2005	$60,000	$-0-	$-0-	$-0-	$-0-
Xue Bu, Director, Treasurer	2008	$11,409	$-0-	$-0-	$-0-	$-0-
& Chief Operating Officer	2007	$10,812	$-0-	$-0-	$-0-	$-0-
	2006	$5,770	$-0-	$-0-	$-0-	$-0-

EMPLOYEE STOCK OPTION PLAN

None

COMPENSATION OF INDEPENDENT DIRECTORS

None

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

However, Mr. Bai serves as our President and Chief Executive Officer with annual compensation of $100,000. Any future increases in his salary must be approved by the Company's board of directors.

Mr. Lei Liu had received an annual compensation of $60,000 and 80,000 for year 2007 and 2006. Since Cybrdi Maryland was closed in October 2007, Mr. Lei Liu no longer services in the Company and no longer receives compensation from the Company.

No compensation had been paid to any director solely in connection with their role as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 31, 2009, there were issued and outstanding 50,456,567 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER					PERCENTAGE OF
OR DIRECTOR	TITLE	TITLE OF CLASS	NO. OF SHARES		OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	9,156,397	(1)	18.15%

Lei Liu	Former Director	Common	6,234,766	(2)	12.36%

Xue Bu	COO/Treasurer/Dir	Common	0		0
All officers
and directors
as a group
(3 people)		Common	15,391,163		30.50%

(1) Represents shares held by Shaanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai owns 64% and is the president.

(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares which will be owned individually by Lei Liu.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occasionally borrow money from or loan money to our affiliated companies in PRC, our shareholders and officers. These affiliated companies include Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (“Chaoying Cosmetics”) of which our CEO Mr. YanBiao Bai owns 64% equity and is president;; Shaanxi Yanfeng Real Estate Co., Ltd. (“Shaanxi Yanfeng”) of which Mr. Bai is Chairman; and Xi’an Yanfeng Biotechnology Co., Ltd. (“Yanfeng Biotech”) of which Mr. Bai is the Chairman. Tianjing Yanfend Real Estate Co., Ltd. (“Tianjing Yanfend”) of which Mr. Bai is Chairman. The related transactions with these affiliated companies include:

1. Lease with Chaoying Comestics: We lease office space from Chaoying Cosmestics for a monthly rent of $5,757 (equivalent to RMB 40,000). This lease has recently been renewed and will expire on December 31, 2009.

2. Loan from Chaoying Comestics  in the amount of $879,443 (equivalent to RMB 6 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

3. Loan from Yanfeng Biotech in the amount of $337,120 (equivalent to RMB 2.3 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

4. Loan from Shaanxi Yanfeng in the amount of $366,434 (equivalent to RMB2.5 million) . This loan is non-interest bearing, unsecured, and has no repayment terms.

5. Loan to Tianjing Yanfeng in the amount of $146,574 (equivalent to RMB 1 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

As of December 31, 2008, we owed our CEO Mr. Bai a loan of $93,798, and advance to our COO Mrs. Xue Bai in amount of 6,262, which are non-interest bearing, unsecured, and due on demand.  In addition, Lei Liu spent $351,653 and $1,260 on behalf of Cybrdi Maryland, and Cybrdi Public.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We accrued an aggregate of approximately $65,000 in fees for professional services rendered by MS Group CPA LLC in connection with the review of our Quarterly Reports and audit of our financial statements for the year ended December 31, 2008 and 2007.

Audit-Related Fees

None           Tax Fees

None

All Other Fees

None

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

PART IV

ITEM 15                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's
Annual Report of from 10-K for the year ended October 31, 1981and Exhibit "A" and Exhibit "B" to Registrant's Proxy
Statement dated February 17, 1988).

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).

*3.3	Amended Articles of Incorporation as amended increasing the number of authorized shares filed as an exhibit to Form 8-k filed February 15, 2005.

*3.4	Articles of Merger filed with the Maryland Secretary of State filed as an exhibit to Form 8-k filed February 15, 2005.

*3.5	Amendment to Articles of Incorporation changing name to Cybrdi, Inc. filed as an exhibit to Form 8-k filed April 6,
2005.

*10.1	Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated
February 21, 1989).

*10.2	Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual
Report on Form 10-K for the year ended October 31, 1995).

*10.3	Amendment to Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's
Quarterly Report on Form 10Q for the quarter ended April 30, 2001).

*10.4	Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).

*10.5	Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).

*10.6	Amendment to Employment Agreement between Registrant and Marshall I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1998).

*10.7	Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to Cybrdi’s Report on Form 8-k filed February 15, 2005.

*10.8	Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and Biomax Co., Ltd. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007)

*10.9	Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and
Shaanxi Chaoying Biotechnology Co., Ltd (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on
Form 10-QSB for the quarter ended September 30, 2007)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

*   Previously filed

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

Date: April 14, 2009	By:	/s/ YanBiao Bai
By: YanBiao Bai
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiao Bai, Chairman, CEO and President	/s/YanBaio Bai	April 14, 2009

Xue Bu, Director, Treasurer & COO	/s/Xue Bu	April 14, 2009

CYBRDI, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CYBRDI, INC. AND SUBSIDIARY
CONTENTS

PAGE

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

F-5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

F-7 TO F-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cybrdi, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cybrdi, Inc. and Subsidiaries as of years ended December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. The management of Cybrdi, Inc. and Subsidiaries is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
MS Group CPA LLC

Edison, New Jersey
April 10, 2009

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash and equivalents	$381,357	$637,056
Accounts receivable	15,674	3,364
Inventories	393,354	390,421
Deferred income taxes assets	5,550	-
Loan to unaffiliated company	996,702	1,000,740
Other receivables and prepaid expenses	189,706	145,805
TOTAL CURRENT ASSETS	1,982,343	2,177,386
PROPERTY, PLANT AND EQUIPMENT, NET	522,002	493,273
CONSTRUCTION IN PROGRESS	3,919,343	1,929,002
INTANGIBLE ASSETS, NET	3,862,433	3,700,195
DEFERRED INCOME TAXES ASSETS	20,131	-

TOTAL ASSETS	10,306,252	8,299,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	4,928	3,917
Accrued expenses	904,743	1,700,363
Current maturity of long term debt	1,392,451	-
Customers deposits	50,525	74,321
Loan from related companies, net	1,436,423	274,175
Amount due to stockholders/officers	471,649	432,494
Other payables	41,644	45,826
TOTAL CURRENT LIABILITIES	4,302,363	2,531,096
MINORITY INTERESTS	1,508,588	1,499,125

TOTAL LIABILITIES	5,810,951	4,030,221

STOCKHOLDERS’ EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
50,456,567 shares issued and outstanding	-	-
Additional paid-in capital	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(500,195)	(301,323)
Accumulated other comprehensive income	1,086,747	662,209
TOTAL STOCKHOLDERS’ EQUITY	4,495,301	4,269,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,306,252	$8,299,856

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION

	For the Years Ended December 31,
	2008	2007
Revenue
Products	$492,495	$622,498
Service rendered	13,070	48,118
Total revenue	505,565	670,616
Cost of Sales
Products	252,168	282,310
Service rendered	-	4,555
Total cost of sales	252,168	286,865

Gross Profit	253,397	383,751

Operating Expenses:
Selling and distribution expenses	67,542	144,579
General and administrative expenses	585,136	688,845
Total Operating Expenses	652,678	833,424

Loss from Operations	(399,281)	(449,673)

Other Income/(Expense)
Interest income	73,676	114,319
Other (expense) income, net	113,428	45,173
Loss on disposal of fix assets	(2,450)	(8,322)
Total Other Income, Net	184,654	151,170

Loss before Income Taxes	(214,627)	(298,503)
Income Taxes Benefit	25,218	-
Loss before Minority Interest	(189,409)	(298,503)

Minority Interest	9,464	(9,819)

Net Loss	$(198,873)	$(288,684)

Other Comprehensive Income:
Foreign Currency Translation Gain	424,538	429,292
Comprehensive Income	$225,664	$140,608

Net Loss Per Common Share
Basic and Diluted	(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,567	50,456,567

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Retained	Accumulated
			Additional		Earnings /	Other
	Common Stock		Paid-in	Reserve	(Accumulated	Comprehensive
	No of Shares	Amount	Capital	Fund	Deficit)	Income	Total
Balance as of
December 31, 2006	50,456,567	$-	$3,601,932	$336,885	$(12,639)	$232,917	$4,159,095

Deficit resulting from acquisition
of Sandong Chao Ying	-	-	(30,068)	-	-	-	(30,068)

Net loss	-	-	-	-	(288,684)	-	(288,684)

Foreign currency
translation gain	-	-	-	-	-	429,292	429,292

Balance as of
December 31, 2007	50,456,567	-	3,571,864	336,885	(301,323)	662,209	4,269,635

Net loss	-	-	-	-	(198,873)	-	(198,873)

Foreign currency							-
translation gain	-	-	-	-	-	424,538	424,538

Balance as of
December 31, 2008	50,456,567	$-	$3,571,864	$336,885	$(500,197)	$1,086,747	$4,495,300

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(198,873)	$(288,684)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	174,088	165,983
Loss on disposal of fixed assets	2,450	8,322
Minority interest	9,463	(9,819)
Income taxes benefit	(25,218)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(11,296)	34,238
Inventories	22,525	1,229
Other receivable and prepaid expenses	(31,623)	64,098
Accounts payable	692	3,252
Accrued expenses	741,228	28,103
Other payables	(6,877)	11,326
Customer deposits	(27,066)	74,321
Net Cash Provided by Operating Activities	649,493	92,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(80,715)	(46,551)
Payment for construction in progress	(3,452,289)	(1,929,002)
Purchase intangible assets	-	(1,804,041)
Proceeds from property disposal	-	451
Proceeds from loan to unaffiliated companies	68,544	2,306,481
Net Cash Used in Investing Activities	(3,464,460)	(1,472,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from current maturity of long term debt	1,392,451	-
Proceeds from loan from related companies	1,289,850	274,175
Payment to related companies	(146,574)	-
Proceeds from minority shareholders contribution	-	354,319
Proceeds from shareholders/officers	101,167	478,836
Payment to shareholders/officers	(49,364)	(224,294)
Net Cash Provided by Financing Activities	2,587,530	883,036

NET DECREASE IN CASH AND EQUIVALENTS
Net Decrease in Cash and Equivalents	(227,437)	(497,257)
Effect of Exchange Rate Changes on Cash and Equivalents	(28,262)	351,414
Cash and Equivalents, at Beginning of Period	637,056	782,899
Cash and Equivalents, at End of Period	$381,357	$637,056

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid for the years ended December 31, 2008 and 2007, respectively	$121,321	$-
Income taxes paid for the years ended December 31, 2008 and 2007, respectively	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Construction in progress incurred by accrued construction cost	$1,595,403	$1,428,196

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Cybrdi, Inc. (f/k/a Certron Corporation) (the “Company” or “Cybrdi”) was incorporated on August 1, 1966, under the laws of the State of California. Until around June 2004, the Company’s business consisted  of the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete.

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

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest Shaanxi Chao Ying Biotechnology Co., Ltd. (“Chaoying Biotech”), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (“PRC”), through the exchange of 99% of the Company’s shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. Ltd. (the “Chinese Partner”, a PRC corporation) and Immuno-Onco Genomics Inc. (the “Foreign Partner”, a USA corporation).  The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and it may be extended upon mutual consent. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with  its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and  a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese parter, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focuse on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering,  and lodging, etc. SD Chaoying will have a specific emphasis on  casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2008, SD Chaoying is still in the development stage and there is no actual business transaction. The development and construction of the facility is anticipated to be completed in December 2009.

On March 10, 2007 the Company entered into a Sales Agency Agreement with BioMax, Ltd., a reseller located in USA. In addition, the Company terminated its branch office in USA to reduce the general and administrative costs of Cybrdi Maryland in October 2007.

2.	BASIS OF PRESENTATION
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  This basis of accounting differs from that used in the statutory accounts of the Subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP were included in these consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principle of consolidation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the financial statements of Cybridi, Inc. and its subsidiary.  All significant intercompany transactions and balances are eliminated in consolidation.

(b)	Use of estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

(c)	Cash and cash equivalents
For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)	Inventories
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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations.  The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company also re-evaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(f)	Accounts and other receivables
Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  As of December 31, 2008 and 2007, the Company had not recorded an allowance for uncollectible accounts.

(g)	Research and development costs
Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged in 2008 and 2007 were $12,562 and $38,090, respectively.

(h)	Advertising costs
Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $10,756 and $18,077 for the years ended December 31, 2008 and 2007, respectively.

(i)	Fair value of financial instruments
The carrying amounts of cash and equivalents, accounts receivable, inventories, loan to unaffiliated company, other receivables and prepaid expenses, accounts payable, accrued expenses, other payables, customers deposit , loan from related company and amounts due to shareholders/officers approximate fair value due to the short-term maturities of the assets and liabilities.

(j)	Revenue recognition
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

(k)	Foreign currency translation
The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of the Company’s PRC subsidiary is Renminbi (RMB).  The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

(l)	Income Taxes
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

(m)	Comprehensive income (loss)
SFAS No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.  SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(n)	Intangible assets
Intangible assets include the right to use a parcel of land and a patent.   Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years. The right to use a parcel of land will be amortized over its estimated life as incurred.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.  Costs related to internally develop intangible assets are expensed as incurred.

(o)	Government grants
Government grants and awards given to the Company’s PRC subsidiary after successful completion of product development projects, or development the encouraged real estate project are recognized as income upon receipts of the awards. The government grants were $129,253 and $64,307 for the years ended December 31, 2008 and 2007, respectively.

(p)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates that the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

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

4.           INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$37,133	$46,515
Work in process	759	1,974
Finished goods	355,324	341,577
Packaging materials and other	138	355
Total	$393,354	$390,421

5.           LOAN TO UNAFFILIATED COMPANY

Loan to unaffiliated company consists of loans to QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for  a total amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2008, the principal balance and receivable interest for this loan had been reduced to RMB6.8 Million (equivalent to $996,702) and RMB1,145,181 (equivalent to $167,854), respectively.

The management of the Company believes and views QuanYe as an alternative financial institution and it is an optimal way to use its cash on hand.  The regular market interest rate in the PRC is proximately 0.72% per annum. The Company expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than a bank deposit.

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Buildings	$76,602	$71,644
Machinery and equipments	502,222	476,820
Motor vehicles	383,627	292,147
Office equipments	92,455	84,809
Leasehold improvement	267,946	250,604
Software - website and other	105,180	92,891
Subtotal	1,428,032	1,268,915
Less: Accumulated depreciation and amortization	906,030	775,642
Net value	$522,002	$493,273

Depreciation and amortization expenses for the years ended December 31, 2008 and 2007 were $81,970 and $81,819, respectively.

7.	CONSTRUCTION IN PROGRESS

Construction in progress of $3,919,343 mainly consists of a development and construction of entertainment, culture, and casino in Shandong Province, which will be transferred to fixes assets in SD Chaoying when construction is completed.

8.           INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,
	2008	2007
Patent	$938,073	$877,361
Land use right	3,455,900	3,232,237
Subtotal	4,393,973	4,109,598
Less: Accumulated amortization	531,540	409,403
Net value	$3,862,433	$3,700,195

Amortization expenses for the years ended December 31, 2008 and 2007 were $92,118 and $84,164, respectively.

Expected amortization expenses for intangible assets in the next five years are as follows:

For the Year Ended December 31,	Amount
2009	$92,118
2010	153,531
2011	153,531
2012	153,531
2013	92,153

9.           CUSTOMER DEPOSITS

In the fourth quarter of 2007, the management of the company determined to pre-sell parts of SD Chaoying’s residential properties which are still under the construction. Accordingly, the customer deposits consist of the following:,

	December 31,
	2008	2007
Residential properties pre-sold	$46,904	$52,092
Tissue array sales	3,621	22,229
Total	$50,525	$74,321

10           CURRENT MATURITY OF LONG TERM DEBT

The Company has current maturity of long term debt of $1,392,451 (equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been pledged by the Company’s land use right in SD Chaoying which is worth approximately $3.2 million (equivalent to RMB22 million).the term of debt were from January 31, 2008 to May 30, 2009 (total sixteen months). The interest rate for this debt will be 30% more of the basic interest rate from “The People’s Bank of China” in PRC.  The basic monthly interest rate in China is 0.63% for the year ended December 31, 2008.

11.           LOAN FROM RELATED COMPANIES, NET

Loan from related company represented the net amount of loan from/to related companies which all located in P.R. China, and all loans are non-interest bearing, unsecured, and have no set repayment terms. The net amount of loan from related companies consists of the following:

	December 31,
	2008	2007
Loan to Tanjing Yanfeng Real Estate Co., Ltd.	$(146,574)	$-
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	879,443	274,175
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	366,434	-
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	337,120	-
Total loan from related companies, net	$1,436,423	$274,175

12.           AMOUNT DUE TO STOCKHOLDERS/OFFICERS

As usual, the shareholders and / or officers of the Company made advances to the Company to assist with operations.  These advances are non-interest bearing, unsecured, and have no set repayment terms. As of December 31, 2008 and 2007, the Company had due to the shareholders and / or officers with the net amounts of $471,649 and $ 432,494, respectively.

13.           COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 stated that the Company may has a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of December 31, 2008 and 2007, the Company has accrued a sufficient amount to cover any potential liabilities from this matter under other payable.

The Company’s subsidiary in PRC leased an office space under operating lease agreement from its related party for a lease term originally expired on December 31, 2008 had been extended to December 31, 2009. There is no renewal option on the lease. The rent payment under this operating lease was $5,757 per month (equivalent to RMB 40,000 per month). The future minimum rental payment for this lease as of December 31, 2009 was $69,089 (equivalent to RMB480,000).

Total rental expense charged to operations amounted to 69,089 and $85,530 for the years ended December 31, 2008 and 2007, respectively.

14.           STOCKHOLDERS’ EQUITY

On February 10, 2005, the Company completed the merger with Cybrdi Maryland and changed its name to Cybrdi, Inc. The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock of the Company. Subsequent to the merger, the former shareholders of Cybrdi Maryland own approximately 93.8% of the outstanding shares of the Company’s common stock. The Company has 50,456,567 shares of common stock issued and outstanding after the issuance of new shares. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the merger was treated as a recapitalization event for Cybrdi Maryland and as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

In 2004, the Cybrdi Maryland completed a private placement arrangement and had issued 5,590,645 ordinary common shares for a net proceed of approximately $1,006,316. In connection with this private placement, the Company incurred a total of $491,596 legal and professional expenses, of which $311,113 were deferred through December 31, 2003, and the full amount were written off against additional paid in capital upon consummation of the transaction. As of December 31, 2008, the Company had 50,456,567 shares of common stock issued and outstanding.

15.           RESERVE FUNDS

The Company’s subsidiary in PRC is required to maintain certain statutory reserves by appropriating from the profit after taxation in accordance with the relevant laws and regulations in the PRC and articles of association of the subsidiary before declaration or payment of dividends.  The reserves form part of the equity of the Company.

The appropriation to the statutory surplus reserve and statutory common welfare fund reserve represent 10 percent and 5 percent of the profits after taxation, respectively.  In accordance with the laws and regulations in the PRC, the appropriation to statutory reserve ceased when the balances of the reserve reach 50 percent of the registered capital of the Company.

In the year 2008 and 2007, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2008 and 2007. The reserve funds balance consisted of the following:

	December 31,
	2008	2007
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

16.           GOVERNMENT GRANT

In 2007, Chaoying Biotech received certain government grants in the aggregate amount of $64,307 (equivalent to RMB489,000) of which $59,178 (equivalent to RMB450,000) was issued under the PRC program "Western Development Project", $1,184 (equivalent to RMB9,000) for support of genetic engineering research, and $3,945 (equivalent to RMB30,000)was paid a for hiring foreign technical management in the field of antibody research..

In 2008, Chaoying Biotech also received certain government grants in the aggregate amount of $11,515 (equivalent to RMB80,000) of which $7,197 (equivalent to RMB50,000) for support of genetic engineering research, and $4,318 (equivalent to RMB30,000)was paid for hiring a foreign technical management in the field of antibody research.  Simultaneously, SD Chaoying also received $117,738（equivalent to RMB818,000) government grants for developing the encouraged real estate project in Shandong District China.

17.           TAXATION

(a)	Corporation Income Tax

The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2008 and 2007. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future..

(b)	Corporation Income Tax (“CIT”) of the Company’s subsidiary in PRC

In accordance with the relevant tax laws and regulations of the PRC, the Company’s subsidiary is entitled to full exemption from CIT for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years.  As 2003 was the Company’s first profitable year, the Company’s subsidiary was entitled to a full exemption from CIT for the year starting 2003. The Company’s PRC subsidiary begins to record 50% CIT provision from the first quarter of 2005. Effective tax rate is approximately 7.5% for the year ended December 31, 2007. Commencing in January 2008, the Chinese government had adjusted the regular CIT rate to 25%. According to Western Developing Plan of the PRC, the Company enjoys a 50% reduction in preferential policy of CIT, but not less than 15%. As a result, the company’s effective CIT tax rate was 15% in the year 2008.

In the year 2008 and 2007, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. Accordingly, they were   not required to accrue and pay any income taxes for the year ended December 31, 2008 and 2007.

December 31, 2008
Deferred income taxes assets :
Inventory recognition	$3,066
Fix asset depreciation	15,591
Deferred educaton fee	446
Loss carryforward	8,236
Total Deferred income taxes assets	$27,339

Deferred income taxes liabilities
Fix assets depreciation	$(1,046)
Deferred education fee	(612)
Total deferred income taxes liabilities	(1,658)
Net deferred income taxes assets	$25,681

Reported as:
Current deferred income taxes assets	$5,550
Long-term deferred income taxes assets	20,131
Net deferred income taxes assets	$25,681

18.           CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Major Customers:
The following summarizes sales to major customers (each 10% or more of sale):

Year Ended	Number of	Percentage
December 31,	Customers	of Total
2008	1	69.76%
2007	1	53.07%

Major Suppliers:
The following summarizes purchases of raw materials from major suppliers (each 10% or more of purchases):

	Number of	Percentage
Year Ended	Suppliers	of Total
2008	4	91.54%
2007	1	87.53%

Geographical Risks

Approximately 99.84% of the Company’s assets and 100% of the Company’s operations were in the PRC for the year ended December 31, 2008. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's biotechnology industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

19.           SEGMENT REPORTING

The Company had operations in two geographic areas, China and the United States in year 2007. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operation, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” The Company is considered a single reportable segment. The Company is required to disclose certain information about revenue, information about geographic areas, information about major customers, and information about long-lived assets. In October 2007, the Company had closed down all its Maryland operations and disposed all its Maryland long-lived assets in United States. Accordingly, there are no long-lived assets in United States as of December 31, 2008.

	Year Ended December 31, 2008
	United States	China	Total
Revenue	$-	$505,565	$505,565
Long-lived assets	$-	$8,303,778	$8,303,778

	Year Ended December 31, 2007
	United States	China	Total
Revenue	$192,131	$478,485	$670,616
Long-lived assets	$-	$6,122,470	$6,122,470

On September 5, 2007, Chaoying Biotech had been approved to acquire the ownership title of SD Chaoying from Chaoying Biotech’s Chinese partner. The future business of SD Chaoying will primarily be focused on culture and entertainment, including Spa activities, cosmetic and personal care, body building, gambling, catering,  and lodging SD Chaoying will have a specific emphasis on  casino gambling, which has been approved by Shandong Administration for civil affairs. As of December 31, 2008, SD Chaoying is still in the development stage and there is no actual business, the development and construction of the facility is anticipated to be completed in December 2009. Accordingly, there were no revenues in culture and entertainment business for the year ended December 31, 2008.

	Year Ended December 31, 2008
	Tissue Arrays	Culture &
	Related Business	Entertainment	Total
Revenue	$505,565	$-	$505,565
Total assets	$2,884,968	$7,421,284	$10,306,252
Long - lived assets, net	$898,768	$7,405,010	$8,303,778
Total liabilities	$2,049,039	$3,761,912	$5,810,951