Form 10-Q
period 2009-03-31
Cybrdi, Inc.
filed 2009-05-15
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of common stock, no par value per share, outstanding as of May 10, 2009 was 50,456,567.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$460,265	$381,357
Accounts receivable	7,374	15,674
Inventories	375,147	393,354
Deferred tax assets	5,541	5,550
Loan to unaffiliated company	995,083	996,702
Other receivables and prepaid expenses	221,547	189,706
TOTAL CURRENT ASSETS	2,064,957	1,982,343
PROPERTY, PLANT AND EQUIPMENT, NET	501,539	522,002
CONSTRUCTION IN PROGRESS	7,504,525	7,375,243
INTANGIBLE ASSETS, NET	382,458	938,073
DEFERRED TAX ASSETS	20,098	20,131

TOTAL ASSETS	10,473,578	10,306,252

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$146,336	$-
Accounts payable	34,836	4,928
Accrued expenses	959,318	904,743
Current maturities of long term debt	1,377,270	1,392,451
Customers deposits	82,346	50,525
Loan from related companies	1,504,298	1,436,423
Amount due to stockholders/officers	515,783	471,649
Other payables	32,387	41,644
TOTAL LIABILITIES	4,652,575	4,302,363

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 50,456,567 shares issued and outstanding	3,571,864	3,571,864

Reserve funds	336,885	336,885
Accumulated deficit	(661,874)	(500,195)
Accumulated other comprehensive income	1,087,856	1,086,747
TOTAL STOCKHOLDERS’ EQUITY	4,334,731	923,437
NONCONTROLLING INTEREST	1,486,273	1,508,588
TOTAL EQUITY	5,821,004	2,432,025

TOTAL LIABILITIES AND EQUITY	$10,473,579	$10,306,252

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended,
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenue
Products	$102,600	$118,019
Service rendered	-	11,811
Total revenue	102,600	129,830
Cost of Sales
Products	78,517	52,518
Service rendered	-	-
Total cost of sales	78,517	52,518

Gross Profit	24,084	77,312

Operating Expenses:
Selling and distribution expenses	15,425	7,820
General and administrative expenses	170,610	132,324
Total Operating Expenses	186,035	140,144

Loss from Operations	(161,951)	(62,832)

Other Income/(Expense)
Interest income	948	13,363
Other income, net	4,151	121,688
Loss on disposal of fix assets	(188)	-
Total Other Income, Net	4,910	135,051

(Loss) Income before Income Taxes	(157,041)	72,219
Income Tax Expense	-	-
Net (loss) income	(157,041)	72,219

Net (loss) income attributable to the noncontrolling interest	(22,315)	33,011

Net (loss) income attributable to common stockholders	$(134,725)	$39,208

Net (Loss) Income Per Common Share
Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,567	50,456,569

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended,
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(134,725)	$39,208
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	54,878	41,882
Loss on disposal of fixed assets	1,714	-
Deferred taxes benefit	-	-
Minority interest	(22,315)	33,011
Changes in Operating Assets and Liabilities:
Accounts receivable	8,271	(8,482)
Inventories	17,561	(18,292)
Other receivable and prepaid expenses	(32,202)	12,582
Accounts payable and accrued expenses	85,927	(500,455)
Other payables	(9,185)	(10,153)
Customer deposits	31,891	(22,145)
Net Cash (Used in) Provided by Operating Activities	1,816	(432,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(12,055)	(5,024)
Payment for construction in progress	(159,113)	(563,919)
Proceeds from loan to unaffiliated companies	-	68,544
Net Cash Used in Investing Activities	(171,169)	(500,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term loan	146,278	-
Proceeds from long-term debt	(12,914)	1,354,820
Proceeds from loan from related companies	70,181	137,088
Repayment of loan from related company	-	(137,088)
Proceeds from shareholders/officers	44,883	9,445
Payment to shareholders/officers	-	(229,679)
Net Cash Provided by Financing Activities	248,428	1,134,586

NET DECREASE IN CASH AND EQUIVALENTS
Net Decrease in Cash and Equivalents	79,075	201,343
Effect of Exchange Rate Changes on Cash and Equivalents	(167)	13,649
Cash and Equivalents, at Beginning of Period	381,357	637,056

Cash and Equivalents, at End of Period	$460,265	$852,048

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

On February 10, 2005, the Company, through a wholly-owned subsidiary, acquired all the ownership interest in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with  its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and  a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering,  and lodging, etc. SD Chaoying will have a specific emphasis on  casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2008, SD Chaoying is still in the development stage and there is no actual business transaction. The development and construction of the facility is anticipated to be completed in December 2009.

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

6. Government Grant

During the first quarter of 2008, Chaoying Biotech  received a grant in the amount of $4,390 (equivalent to RMB 30,000) from the government The Company included the government grants in the other income, net in the accompanying statements of operations.

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

8. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 did not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.  The adoption of SFAS 160 has changed the financial statement presentation regarding non-controlling interests, but does not have significant impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date.  The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

NOTE B – ASSETS

The March 31, 2009 balance sheet included total current assets of $2,064,957 and non-current assets of $8,408,621. Of these amounts, $460,265 in cash and equivalents and $7,374 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, deferred tax assets, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods. Other components of inventories include raw materials, work in process, and packaging material. Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

As of March 31, 2009, current assets also included the deferred tax assets of $5,541 which resulted primarily from (i) deferred depreciation of leasehold improvement costs of Chaoying Biotech, (ii) deferred overhead costs of expenditures relating to Chaoying Biotech and (iii) the amortization of organizational costs of SD Chaoying.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006. The remaining amount of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008. As of March 31, 2009, the loan balance had been reduced to RMB 6.8 Million (equivalent to $995,083). The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in-non-current assets are property, plant and equipment, construction in progress, intangible assets and deferred tax assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight –line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” amount of $7,504,525 mainly consists of the cost of land use right and the associated development and construction costs of an entertainment center and residential properties in Shandong Province, which will be transferred to fixed assets or properties for sale in SD Chaoying when it is finished.  Intangible assets include a tissue chip patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.

As of March 31, 2009, the deferred tax asset included in non-current assets in the accompanying balance sheet includes the deferred tax asset and liability in the amounts of $20,342 and $244 respectively. The deferred tax asset results from (i) deferred depreciation of leasehold improvement and (ii) deferred amortization of organizational costs. Without the foregoing, the deferred tax liability results mainly from differences in the depreciation of fixed assets between their book basis and their tax basis.

NOTE C - LIABILITIES

As of March 31, 2009, the balance sheet included total liabilities of $4,652,575 which consisted of current liabilities. Included in the current liabilities was Current maturities of long term debt of $1,377,270 (equivalent to RMB 9,411,713) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been secured by the Company’s land use right in SD Chaoying with book value at $3.5 million (equivalent to RMB 23.6 million) as of March 31, 2009. The term of debt was from January 31, 2008 to May 30, 2009 (total sixteen months). The interest rate for this debt will be 1.3 times of the basic interest rate from “The People’s Bank of China” in PRC.  At the time of the filing of this Form 10-Q, the basic monthly interest rate in China is approximately 6.3%.  Included in the current liabilities was $1,504,298 of loans from related companies, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. These loans are non-interest bearing and have no set repayment terms. Also included in the current liabilities was $515,783 due to stockholders who are also the Company’s officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is also non-interest bearing and has no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of March 31, 2009, the Company had 50,456,567 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

As of March 31,2009, the balance sheet included total equity of $5,821,004 of which $1,486,273 in the amount of non-controlling interest , which represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

NOTE E – INCOME TAXES

In accordance with the relevant tax laws and regulations of the PRC, Chaoying Biotech is entitled to full exemption from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous five years.  The year 2003 was Chaoying Biotech’s first profitable year, thus the Company began to record 50% CIT provision for the first quarter of 2005. Commencing in January 2008, the Chinese government had adjusted the CIT rate to 25% instead of 33%.  According to Western Developing Plan of the PRC, the Company enjoys a 50% reduction in preferential policy of CIT, but the effective tax rate shouldn't less than 15%. So the company’s effective tax rate approximates to 15% in the year 2009.

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for three months ended March 31, 2009 according to net loss incurred in the U.S. Company which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the three months ended March 31, 2009 due to net loss incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2008.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2009. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner.  SD Chaoying began constructing the facility in September 2007., The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use, The construction is anticipated to be completed in December  2009, SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

	For The Three Months Ended,				2009 Vs 2008
	March 31, 2009		March 31, 2008		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$102,600		$118,019		$(15,419)	-13%
Service rendered	-		11,811		(11,811)	-100%
Total revenue	102,600		129,830		(27,230)	-21%
Cost of Sales
Products	78,517	77%	52,518	44%	25,999	50%
Service rendered	-		-		-
Total cost of sales	78,517		52,518		25,999	50%

Gross Profit	24,084	23%	77,312	60%	(53,228)	-69%

Operating Expenses:
Selling and distribution expenses	15,425		7,820		7,605	97%
General and administrative expenses	170,610		132,324		38,285	29%
Total Operating Expenses	186,035		140,144		45,890	33%

Loss from Operations	(161,951)		(62,832)		(99,119)	158%

Other Income/(Expense)
Interest income	948		13,363		(12,415)	-93%
Other (expense) income, net	4,151		121,688		(117,538)	-97%
Loss on disposal of fix assets	(188)		-		(188)	N/A
Total Other Income, Net	4,910		135,051		(130,140)	-96%

(Loss) Income before Income Taxes	(157,041)		72,219		(229,260)	-317%
Income Tax Expense	-		-
Net (loss) income	(157,041)		72,219		(229,260)	-317%

Net (loss) income attributable to the noncontrolling interest	(22,315)		33,011		(55,326)	-168%

Net (loss) income attributable to common stockholders	$(134,725)		$39,208		$(173,933)	-444%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $27,230 to $102,600 for the three months ended March 31, 2009 from $129,830 for the three months ended March 31, 2008, a reduction of 21%.

Tissue Chip & Kit Products: The net sales decreased $15,419 to $102,600 for the three months ended March 31, 2009 as compared to $118,019 for the three months ended March 31, 2008, a decrease of 13%. The decrease in net sales of tissue chip & kit product was primarily because the chip development industry is becoming more mature in China and we have more competitors. Regarding  domestic sales,  we face more serious competition, and such competition is expected to continue.

Services: No technical service order was received for the three months ended March 31, 2009, resulting in no services revenues for the three months ended March 31, 2009 as compared to $11,811 for the three months ended March 31, 2008.  This decrease was primarily attributable to reduced service demand in China.

Gross Margin

Gross margin as a percentage of sales decreased to 23% for the three months ended March 31, 2009 from 60% for three months ended March 31, 2008.  Gross profit for the three months ended March 31, 2009 decreased $53,228 to $24,084 from $77,312 for the three months ended March 31, 2008, a decrease of 69%. The reason for the decrease was primarily due to decreased unit sales price of tissue chip sold to the Company’s PRC clients, due to the increased competition in the domestic market. The unit sales price of kit products sold to the Company’s US distributor was also reduced during the quarter ended March 31, 2009 as compared to the same quarter of 2008. In addition, our production reduced in the first quarter with the condition of the fixed costs remained unchanged, which resulted in higher unit cost during the current quarter.

Operating Expenses

The Company’s operating expenses increased $45,890 to $186,035 for the three months ended March 31, 2009 from $140,144 for the three months ended March 31, 2008, an increase of 33%. This was primarily due to an increase in general and administrative expenses of $38,285 to $170,610 for the three months ended March 31, 2009 compared to $132,324 for the three months ended March 31, 2008. In addition, the Company also had a slight increase in selling expenses of $7,605 to $15,425 for the three months ended March 31, 2009 compared to $7,820 for the three months ended March 31, 2008. The increase in selling expenses was primary due to Shandong Chaoying begin to occur the selling expenses since October, 2008. Selling expense for the three months ended March 31, 2009 at Shandong Chaoying was $3,936 as compared to $0 during the same quarter prior year. Salary expense and exhibition expense also increased at Chaoying Biotech during the current quarter. In addition, the increase in general and administrative expenses was primarily a result of recording the majority of professional fees in connection with the preparation of the Company’s annual report on form 10K in the current quarter. The audit fee was $50,000 and the lawyer's fee was $14,645 as recorded in the quarter ended March 31, 2009 compared to audit fees of $25,000 and lawyer's fees of $1,278 as recorded in the same quarter prior year, an increase of $38,367.

Other Income

Interest income decreased by $12,415 to $948 for the three months ended March 31, 2009 as compared to $13,363 for the three months ended March 31, 2008, a decrease of 93%. Interest income was mainly earned from the loans to QuanYe in 2008. Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the three months ended March 31, 2009.

Other (expense) income, net decreased by $117,538 to $4,151 for the three months ended March 31, 2009 compared to $121,688 for the three months ended March 31, 2008, a decrease of 97%. The reason was primarily attributable to Shandong Chaoying received the government grant of $114,210 during the three months ended March 31, 2008, whereas the grant received during the current quarter was $4,390.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended March 31, 2009, and 2008, since there was no taxable income during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $267,598 from $(2,320,020) as of December 31, 2008 to $(2,587,618) as of March 31, 2009. The decrease was primarily due to increases in short-term loan, accounts payable, accrued expenses, customer deposits, and loan from related parties by $146,336, $29,908, $54,575, $31,821, and $112,010, respectively. Contrarily, cash and equivalents increased $78,908 as of March 31, 2009 as compared to the amount at March 31, 2008.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2009. The primary reason was due to the payments of $159,113 used for the construction in progress of the SD Chaoying project during the current quarter.

For financing activities, the Company obtained a short-term loan from an individual, and increased proceeds from the Company’s related parties, Xi’an Yanfeng Biotechnology Co., Ltd, Shaanxi Yanfeng Real Estate Co.,Ltd, and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. in the amounts of $146,336 and $70,181 during the first quarter of 2009, respectively. The loan obtained from the individual was for three months and will expire on May 20, 2009, with 1.2% monthly interest rate. Loans from related parties are non-interest bearing and have no set repayment terms.  Accordingly, the Company had positive cash provided by financing activities for the three months ended March 31, 2009.

As of March 31, 2009, we owed Changle Rural Credit Union a current maturity of long term debt of $1,377,270 due on May 30, 2009. We pledged SD Chaoying’s land use right worth of approximately $3.4 million dollars to secure the payment of the loan.  As per the loan agreement, we can discuss with the bank an extension of the terms of this current maturity of long term debt fifteen days before the expiration date.  While we expect to extend it for another year, there is not assurance the loan will be extended.

The Company has a construction project in Shandong for SD Chaoying which it anticipates completing by the end of 2009. In order to finance this project, the Company anticipates borrowing additional funds from related parties, other banks, and to utilize the funds received from the repayment of loan proceeds from Quan Ye. There can be no assurance, however, that the Company will be able to obtain the necessary financing for the construction of the project.  In the event that the Company is unable to secure such financing, we believe that our cash and cash equivalents and revenue from operations will be sufficient to finance our operations for the coming year.

INFLATION

Inflation has not had a material impact on our business.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of March 31, 2009, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

CYBRDI, INC.

DATE: May 15, 2009	By:	/s/Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	Xue Bu
Xue Bu, Principal Financial Officer