Form 10-Q
period 2009-06-30
Cybrdi, Inc.
filed 2009-08-14
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, no par value per share, outstanding as of August 10, 2009 was 50,456,567.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCESHEETS

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$474,877	$381,357
Accounts receivable	14,310	15,674
Inventories	369,252	393,354
Deferred tax assets	5,543	5,550
Loan to related companies	329,363	146,574
Amount due from stockholders/officers	460,108	460,661
Loan to unaffiliated company	819,828	996,702
Other receivables and prepaid expenses	216,248	189,706
TOTAL CURRENT ASSETS	2,689,530	2,589,578
PROPERTY, PLANT AND EQUIPMENT, NET	479,814	522,002
CONSTRUCTION IN PROGRESS	7,813,822	7,375,243
INTANGIBLE ASSETS, NET	359,197	406,533
DEFERRED TAX ASSETS	20,107	20,131

TOTAL ASSETS	$11,362,470	$10,913,487

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$146,398	$-
Accounts payable	12,963	4,928
Accrued expenses	689,978	904,743
Current maturities of long term debt	1,342,980	1,392,451
Customers deposits	407,510	50,525
Loan from related companies	1,900,244	1,582,997
Amount due to stockholders/officers	988,822	932,310
Other payables	134,510	41,644
TOTAL LIABILITIES	5,623,405	4,909,598

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
50,456,567 shares issued and outstanding	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(731,274)	(500,195)
Accumulated other comprehensive income	1,094,045	1,086,747
TOTAL STOCKHOLDERS’ EQUITY	4,271,519	4,495,301
NONCONTROLLING INTEREST	1,467,547	1,508,588
TOTAL EQUITY	5,739,066	6,003,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,362,470	$10,913,487

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue
Products	$122,241	$111,897	$224,842	$229,916
Service rendered	-	1,052	-	12,864
Total revenue	122,241	112,949	224,842	242,780
Cost of Sales
Products	70,138	67,132	148,655	119,650
Service rendered	-	-	-	-
Total cost of sales	70,138	67,132	148,655	119,650

Gross Profit	52,103	45,817	76,187	123,130

Operating Expenses:
Selling and distribution expenses	22,564	12,879	37,990	20,699
General and administrative expenses	118,084	129,882	288,694	262,206
Total Operating Expenses	140,648	142,761	326,684	282,905

Loss from Operations	(88,545)	(96,944)	(250,497)	(159,775)

Other Income/(Expense)
Interest income	765	15,605	1,714	28,968
Other (expense) income, net	(347)	(283)	3,804	121,405
Loss on disposal of fix assets	-	-	(189)	-
Total Other Income, Net	419	15,322	5,329	150,373

Loss before Income Taxes	(88,126)	(81,622)	(245,168)	(9,402)
Income Tax Expense	-	-	-	-
Net loss	(88,126)	(81,622)	(245,168)	(9,402)

Net (loss) income attributable to the noncontrolling interest	(18,726)	(8,609)	(41,041)	24,403

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(69,400)	$(73,013)	$(204,127)	$(33,805)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,567	50,456,567	50,456,567	50,456,567

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(204,127)	$(33,805)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	101,899	84,874.00
Loss on disposal of fixed assets	189	3,324
Minority interest	(41,041)	24,403
Changes in Operating Assets and Liabilities:
Accounts receivable	1,345	(1,956)
Inventories	23,621	(15,089)
Other receivable and prepaid expenses	(26,761)	(3,751)
Accounts payable and accrued expenses	(205,565)	(766,184)
Other payables	92,883	(10,584)
Customer deposits	356,920	13,797
Net Cash Provided by (Used in) Operating Activities	99,363	(704,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(14,730)	(7,410)
Payments for construction in progress	(465,190)	(1,266,232)
Advance for loan to affiliated companies	(182,901)	-
Proceeds from loan to unaffiliated companies	175,615	68,544
Net Cash Used in Investing Activities	(487,206)	(1,205,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	146,346	-
(Repayments) Proceeds from long-term debt	(47,782)	1,385,021
Proceeds from loan from related companies	319,035	520,934
Proceeds from shareholders/officers	57,610	32,031
Repayment to shareholders/officers	(2,050)	(225,143)
Net Cash Provided by Financing Activities	473,160	1,712,843

Net Increase (Decrease) in Cash and Equivalents	85,318	(197,226)
Effect of Exchange Rate Changes on Cash and Equivalents	8,203	29,229
Cash and Equivalents, at Beginning of Period	381,357	637,056

Cash and Equivalents, at Ending of Period	$474,877	$469,058

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

6. Government Grant

During the first quarter of 2009, Chaoying Biotech  received a grant in the amount of $4,390 (equivalent to RMB 30,000) from the government The Company included the government grants in the other income, net in the accompanying statements of operations.

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

NOTE B – ASSETS

The June 30, 2009 balance sheet included total current assets of $2,689,530 and non-current assets of $8,672,940. Of these amounts, $474,877 in cash and equivalents and $14,310 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, deferred tax assets, Loan to related companies, Amount due from stockholders/officers, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods. Other components of inventories include raw materials, work in process, and packaging material. Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

As of June 30, 2009, current assets also included the deferred tax assets of $5,543 which resulted primarily from (i) deferred depreciation of leasehold improvement costs of Chaoying Biotech, (ii) deferred overhead costs of expenditures relating to Chaoying Biotech and (iii) the amortization of organizational costs of SD Chaoying.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006. The remaining amount of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008. As of March 31, 2009, the loan balance had been reduced to RMB 5.6 Million (equivalent to $819,828).  The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in-non-current assets are property, plant and equipment, construction in progress, intangible assets and deferred tax assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight –line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” amount of $7,813,822 mainly consists of the cost of land use right and the associated development and construction costs of an entertainment center and residential properties in Shandong Province, which will be transferred to fixed assets or properties for sale in SD Chaoying when it is finished.  Intangible assets include a tissue chip patent. Effective January 1, 2002, with the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.

As of June 30, 2009, the deferred tax asset included in non-current assets in the accompanying balance sheet includes the deferred tax asset and liability in the amounts of $20,351 and $244 respectively. The deferred tax asset results from (i) deferred depreciation of leasehold improvement and (ii) deferred amortization of organizational costs. Without the foregoing, the deferred tax liability results mainly from differences in the depreciation of fixed assets between their book basis and their tax basis.

NOTE C - LIABILITIES

As of June 30, 2009, the balance sheet included total liabilities of $5,623,405 which consisted of current liabilities. Included in the current liabilities was current maturities of long term debt of $1,342,980 (equivalent to RMB 9,173,494) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This long-term debt had been secured by the Company’s land use right in SD Chaoying with book value at $3.5 million (equivalent to RMB 23.6 million) as of June 30, 2009. The term of debt was from January 31, 2008 to May 30, 2009 (total sixteen months), and was further extended to August 20, 2009.  The interest rate for this debt is 1.3 times of the basic interest rate from “The People’s Bank of China” in PRC.  On August 7, 2009, SD Chaoying paid off the loan principal and interest.  Also included in the current liabilities was $1,900,244 of loans from related companies, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. These loans are non-interest bearing and have no set repayment terms. Also included in the current liabilities was $988,822 due to stockholders who are also the Company’s officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is also non-interest bearing and has no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of June 30, 2009, the Company had 50,456,567 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

As of June 30,2009, the balance sheet included total equity of $5,739,066 of which $1,467,547 in the amount of non-controlling interest , which represents the 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for six months ended June 30, 2009 according to net loss incurred in the U.S. Company which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the six months ended June 30, 2009 due to net loss incurred.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner.  SD Chaoying began constructing the facility in September 2007., The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use, The construction is anticipated to be completed in December  2009, SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED June 30, 2009 COMPARED TO THREE MONTHS ENDED June 30, 2008

	Three Months Ended		Three Months Ended		2009 Vs 2008
	June 30, 2009		June 30, 2008		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$122,241		$111,897		$10,344	9%
Service rendered	-		1,052		(1,052)	-100%
Total revenue	122,241		112,949		9,292	8%
Cost of Sales			-
Products	70,138	57%	67,132	60%	3,006	4%
Service rendered	-		-		-
Total cost of sales	70,138		67,132		3,006	4%

Gross Profit	52,103	43%	45,817	41%	6,286	14%

Operating Expenses:
Selling and distribution expenses	22,564		12,879		9,685	75%
General and administrative expenses	118,084		129,882		(11,798)	-9%
Total Operating Expenses	140,649		142,761		(2,112)	-1%

Loss from Operations	(88,546)		(96,944)		8,398	-9%
			-
Other Income/(Expense)
Interest income	765		15,605		(14,840)	-95%
Other expense, net	(347)		(283)		(64)	22%
Loss on disposal of fix assets	-		-		-
Total Other Income, Net	419		15,322		(14,903)	-97%

Loss before Income Taxes	(88,127)		(81,622)		(6,505)	8%
Income Taxes Benefit	-		-
Loss before Minority Interest	(88,127)		(81,622)		(6,505)	8%

Minority Interest	(18,726)		(8,609)		(10,117)	118%

Net Loss	$(69,402)		$(73,013)		$3,611	-5%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales increased $9,292 to $122,241 for the three months ended June 30, 2009 from $112,949 for the three months ended June 30, 2008, an increase of 8%.

Tissue Chip & Kit Products: The net sales increased $10,344 to $122,241 for the three months ended June 30, 2009 as compared to $111,897 for the three months ended June 30, 2008, an increase of 9%. The increase in net sales of tissue chip & kit product was primarily because of increased sales orders from the Company’s primary distributor in the U.S.  Regarding domestic sales, we have established our technology and market share, although, we are facing more serious competition, and such competition is expected to continue.

Services: No technical service order was received for the three months ended June 30, 2009, resulting in no services revenues for the three months ended June 30, 2009 as compared to $1,052 for the three months ended June 30, 2008.  This decrease was primarily attributable to reduced service demand in China.

Gross Margin

Gross margin as a percentage of sales increased to 43% for the three months ended June 30, 2009 from 41% for three months ended June 30, 2008.  Gross profit for the three months ended June 30, 2009 increased $6,286 to $52,103 from $45,817 for the three months ended June 30, 2008, an increase of 14%. The reason for the increase was primarily due to increased unit sales price of tissue chip sold to the Company’s US distributor during the quarter ended June 30, 2009 as compared to the same quarter of 2008.  Products sold in April and May contained certain additional information as requested by customers, resulting in higher unit sales price.

Operating Expenses

The Company’s operating expenses decreased $2,112 to $140,649 for the three months ended June 30, 2009 from $142,761 for the three months ended June 30, 2008, a decrease of 1%. This was primarily due to a decrease in general and administrative expenses of $11,789 to $118,084 for the three months ended June 30, 2009 compared to $129,882 for the three months ended June 30, 2008.  Such decrease was partially offset by an increase in selling expenses of $9,685 to $22,564 for the three months ended June 30, 2009 compared to $12,879 for the three months ended June 30, 2008. The increase in selling expenses was primary due to Shandong Chaoying begin to occur the selling expenses since October, 2008. Selling expense for the three months ended June 30, 2009 at Shandong Chaoying was $25,757 as compared to $0 during the same quarter prior year.  Included in the selling expenses was advertisement of $14,949 and salary of salesperson of $10,808.

Other Income

Interest income decreased by $14,840 to $765 for the three months ended June 30, 2009 as compared to $15,605 for the three months ended June 30, 2008, a decrease of 95%. Interest income was mainly earned from the loans to QuanYe in 2008. Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the three months ended June 30, 2009.

Other (expense) income, net decreased by $64 to $(347) for the three months ended June 30, 2009 compared to $(283) for the three months ended June 30, 2008, a decrease of 23%.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended June 30, 2009, and 2008, since there was no taxable income during these periods.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

	Six Months Ended		Six Months Ended		2009 Vs 2008
	June 30, 2009		June 30, 2008		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenue
Products	$224,842		$229,916		$(5,075)	-2%
Service rendered	-		12,864		(12,864)	-100%
Total revenue	224,842		242,780		(17,939)	-7%
Cost of Sales
Products	148,655	66%	119,650	52%	29,005	24%
Service rendered	-	0%	-	0%	-
Total cost of sales	148,655	66%	119,650	49%	29,005	24%

Gross Profit	76,187	34%	123,130	51%	(46,944)	-38%

Operating Expenses:
Selling and distribution expenses	37,990		20,699		17,290	84%
General and administrative expenses	288,694		262,206		26,488	10%
Total Operating Expenses	326,684		282,905		43,778	15%

Loss from Operations	(250,497)		(159,775)		(90,722)	57%

Other Income/(Expense)
Interest income	1,714		28,968		(27,255)	-94%
Other income, net	3,804		121,405		(117,601)	-97%
Loss on disposal of fix assets	(189)		-		(189)
Total Other Income	5,329		150,373		(145,045)	-96%

(Loss) Income before Income Taxes	(245,168)		(9,402)		(235,766)	####
Income Taxes Expenses	-		-		-
(Loss) Income before Minority Interest	(245,168)		(9,402)		(235,766)	####

Minority Interest	(41,041)		24,403		(65,444)	-268%

Net (Loss) Income	$(204,127)		$(33,805)		$(170,322)	504%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. Net sales decreased $5,075 to $224,842 for the six months ended June 30, 2009 from $242,780 for the six months ended June 30, 2008, a decrease of 7%.

Tissue Chip & Kit Products: Net sales decreased $17,939 to $224,842 for the six months ended June 30, 2009 as compared to $229,916 for the six months ended June 30, 2008, a decrease of 2%. The decrease in net sales of tissue chip & kit product was primarily because the chip development industry is becoming more mature in China and we have more competitors. Regarding domestic sales, we have established our technology and market share, although, we are facing more serious competition, and such competition is expected to continue.

Services: No technical service order was received for the six months ended June 31, 2009, resulting in no services revenues for the six months ended June 30, 2009 as compared to $12,864 for the six months ended June 30, 2008.  This decrease was primarily attributable to reduced service demand in China.

Gross Margin

Gross margin as a percentage of sales decreased to 34% for the six months ended June 30, 2009 from 51% for six months ended June 30, 2008.  Gross profit for the six months ended June 30, 2009 decreased $46,944 to $76,187 from $123,130 for the six months ended June 30, 2008, a decrease of 38%. The reason for the decrease was primarily due to decreased unit sales price of tissue chip sold to the Company’s PRC clients, due to the increased competition in the domestic market. The average unit sales price of kit products sold to the Company’s US distributor was reduced during the first half of 2009 . In addition, our production reduced with the condition of the fixed costs remained unchanged, which resulted in higher unit cost during the first quarter of 2009 until it became normal in the second quarter.

Operating Expenses

The Company’s operating expenses increased $43,778 to $326,684 for the six months ended June 30, 2009 from $282,905 for the six months ended June 30, 2008, an increase of 15%. This was primarily due to an increase in general and administrative expenses of $26,488 to $288,694 for the six months ended June 30, 2009 compared to $262,206 for the six months ended June 30, 2008. Such increase was mainly due to increase in employee education expense, depreciation, labor insurance at Chaoying Biotech, and increase in salary for management at SD Chaoying, partially offset by decreases in travel and payroll expenses at Choaying Biotech.  In addition, the Company also had an increase in selling expenses of $17,290 to $37,990 for the six months ended June 30, 2009 compared to $20,699 for the six months ended June 30, 2008. The increase in selling expenses was primary due to Shandong Chaoying begin to occur the selling expenses since October, 2008. Selling expense for the six months ended June 30, 2009 at Shandong Chaoying was $29,693 as compared to $0 during the same quarter prior year. Increase in selling expense was partially offset by decrease at Chaoying Biotech decreased by $12,402 to $8,297 for the six months ended June 30, 2009 from $20,699 for the six months ended June 30, 2008

Other Income

Interest income decreased by $27,255 to $1,714 for the six months ended June 30, 2009 as compared to $28,968 for the six months ended June 30, 2008, a decrease of 94%. Interest income was mainly earned from the loans to QuanYe in 2008. Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the six months ended June 30, 2009.

Other (expense) income, net decreased by $117,601 to $3,804 for the six months ended June 30, 2009 compared to $121,405 for the six months ended June 30, 2008, a decrease of 97%. The reason was primarily attributable to SD Chaoying receiving a government grant of $115,879 (equivalent to RMB 818,000) for the six months ended June 30, 2008 as a one-time transaction.

Income Taxes

The Company did not record U.S. and PRC current income tax for six months ended June 30, 2009, and 2008, since there was no taxable income during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $613,855 from $(2,320,020) as of December 31, 2008 to $(2,933,875) as of June 30, 2009. The decrease was primarily due to increases in short-term loan, customer deposits, loan from related parties, amount due to stockholders/officers, and other payables by $146,398, $356,985, $317,247, 56,552, and $92,866, respectively.  Contrarily, accrued expenses and current maturities of long-term debt decreased by $214,765 and $49,471, respectively.  Cash and cash equivalents and loan to related companies increased $93,720 and $182,789 as of June 30, 2009, respectively as compared to the amount at December 31, 2008.  Loan to unaffiliated company decreased by $176,874 as of June 30, 2009 due to repayments of loan received from QuanYe.

For investing activities, the Company incurred net cash outflow during the six months ended June 30, 2009. The primary reason was due to the payments of $465,190 used for the construction in progress of the SD Chaoying project during the six months ended June 30, 2009, and $182,901 loaned to affiliated companies.

For financing activities, the Company obtained a short-term loan from an individual, and increased proceeds from the Company’s related party, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. in the amounts of $146,346 and $319,035 during the six mouths ended June 30, 2009, respectively. The loan obtained from the individual was for three months and had expired on May 20, 2009, with 1.2% monthly interest rate. On May 20, 2009, the loan agreement was extended to August 20, 2009. The Company intends to repay the loan from the individual when due. Loans from related party are non-interest bearing and have no set repayment terms.  Accordingly, the Company had positive cash provided by financing activities for the six months ended June 30, 2009.

Included in the current liabilities was $1,900,244 of loans from related companies, Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. These loans are non-interest bearing and have no set repayment terms. Also included in the current liabilities was $988,822 due to stockholders who are also the Company’s officers. The amounts were mainly an advance to assist with its operations in prior years. This advance is also non-interest bearing and has no set repayment terms.  Unless the Company increases its revenues or obtains financing from another source, the Company will likely be unable to repay these amounts.

As of June 30, 2009, we owed Changle Rural Credit Union a current maturity of long term debt of $1,342,980 due on May 20, 2009.  We obtained an extension for 80 days to August 20, 2009 with verbal agreement with the bank.  We have paid off the debt and its associated interest on August 7, 2009.

The Company has a construction project in Shandong for SD Chaoying which it anticipates completing by the end of July 2009. In order to finance this project, the Company anticipates borrowing additional funds from related parties, other banks, and to utilize the funds received from the repayment of loan proceeds from Quan Ye. There can be no assurance, however, that the Company will be able to obtain the necessary financing for the construction of the project.  In the event that the Company is unable to secure such financing from unaffiliated parties, we believe that our cash and cash equivalents and revenue from operations, as well as additional financing from related parties when needed, will be sufficient to finance our operations for the coming year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of June 30, 2009, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

CYBRDI, INC.

DATE: August 13, 2009	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/Xue Bu
Xue Bu, Principal Financial Officer