Form 10-Q
period 2009-09-30
Cybrdi, Inc.
filed 2009-11-16
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock, no par value per share, outstanding as of November 16, 2009 was 50,456,567.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2009

INDEX

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$668,649	$381,357
Accounts receivable	30,403	15,674
Inventories	355,857	393,354
Deferred tax assets	5,547	5,550
Loan to related companies	239,665	146,574
Amount due from stockholders/officers	460,404	460,661
Loan to unaffiliated company	87,895	996,702
Other receivables and prepaid expenses	275,870	189,706
TOTAL CURRENT ASSETS	2,124,290	2,589,578
PROPERTY, PLANT AND EQUIPMENT, NET	435,610	522,002
CONSTRUCTION IN PROGRESS	8,055,981	7,375,243
INTANGIBLE ASSETS, NET	335,990	406,533
DEFERRED TAX ASSETS	20,120	20,131

TOTAL ASSETS	$10,971,991	$10,913,487

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,538,169	$-
Accounts payable	4,499	4,928
Accrued expenses	800,579	904,743
Deferred revenue	29,962	-
Current maturities of long term debt	-	1,392,451
Customers deposits	706,797	50,525
Loan from related companies	1,154,359	1,582,997
Amount due to stockholders/officers	975,716	932,310
Other payables	152,985	41,644
TOTAL LIABILITIES	5,363,066	4,909,598

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 50,456,567 shares issued and outstanding	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(826,505)	(500,195)
Accumulated other comprehensive income	1,093,435	1,086,747
TOTAL STOCKHOLDERS’ EQUITY	4,175,679	4,495,301
NONCONTROLLING INTEREST	1,433,246	1,508,588
TOTAL EQUITY	5,608,925	6,003,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,971,991	$10,913,487

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
Products	$115,463	$125,918	$340,305	$355,834
Service rendered	-	139	-	13,002
Total revenue	115,463	126,057	340,305	368,836
Cost of Sales
Products	77,579	75,396	226,234	195,046
Service rendered	-	-	-	-
Total cost of sales	77,579	75,396	226,234	195,046

Gross Profit	37,884	50,661	114,071	173,790

Operating Expenses:
Selling and distribution expenses	27,631	23,953	65,621	44,652
General and administrative expenses	113,407	171,922	402,101	434,128
Total Operating Expenses	141,038	195,875	467,723	478,780

Loss from Operations	(103,154)	(145,214)	(353,652)	(304,990)

Other Income/(Expense)
Interest income	501	14,440	2,215	43,408
Other (expense) income, net	(20,861)	(5,827)	(17,057)	115,578
Loss on disposal of fix assets	(6,017)	-	(6,206)	-
Total Other (Expense) Income, Net	(26,377)	8,613	(21,048)	158,986

Loss before Income Taxes	(129,531)	(136,601)	(374,700)	(146,004)
Income Tax Expense	-	24,556	-	24,556
Net loss	(129,531)	(112,045)	(374,700)	(121,448)

Net (loss) income attributable to the noncontrolling interest	(34,301)	(5,096)	(75,342)	19,306

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(95,230)	$(106,949)	$(299,358)	$(140,754)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,567	50,456,569	50,456,567	50,456,569

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(299,358)	$(140,754)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	149,163	129,997
Loss on disposal of fixed assets	6,206	177
Deferred taxes benefit	-	(24,556)
Minority interest	(75,342)	19,307
Changes in Operating Assets and Liabilities:
Accounts receivable	(14,725)	(5,706)
Inventories	37,245	12,051
Other receivable and prepaid expenses	(86,193)	(25,749)
Accounts payable and accrued expenses	(103,994)	(886,381)
Deferred revenue	29,936	-
Other payables	111,266	(10,488)
Customer deposits	655,719	(5,644)
Net Cash Provided by (Used in) Operating Activities	409,923	(937,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(16,637)	(8,178)
Proceeds from disposal of fixed assets	10,040	-
Payments for construction in progress	(710,284)	(1,610,390)
Advance for loan to affiliated companies	(93,090)	-
Proceeds from loan to unaffiliated companies	907,447	68,544
Net Cash Used in Investing Activities	97,476	(1,550,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	1,536,807	1,399,137
(Repayments) Proceeds from long-term debt	(1,390,443)	863,653
Repayments of loans from related companies	(427,378)	-
Proceeds from shareholders/officers	74,640	181,764
Repayment to shareholders/officers	(31,057)	(227,438)
Net Cash (Used in) Provided by Financing Activities	(237,431)	2,217,116

Net Increase (Decrease) in Cash and Equivalents	269,968	(270,655)
Effect of Exchange Rate Changes on Cash and Equivalents	17,324	64,131
Cash and Equivalents, at Beginning of Period	381,357	637,056

Cash and Equivalents, at Ending of Period	$668,649	$430,532

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

NOTE B – ASSETS

The September 30, 2009 balance sheet included total current assets of $2,124,291 and non-current assets of $8,847,701.  Of these amounts, $668,649 in cash and equivalents and $30,403 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, deferred tax assets, loan to related companies, amount due from stockholders/officers, loan to unaffiliated company, and other receivable and prepaid expenses.  Inventories are mainly finished goods.  Other components of inventories include raw materials, work in process, and packaging material. Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

As of September 30, 2009, current assets also included the deferred tax assets of $5,547 which resulted primarily from (i) deferred depreciation of leasehold improvement costs of Chaoying Biotech, (ii) deferred overhead costs of expenditures relating to Chaoying Biotech and (iii) the amortization of organizational costs of SD Chaoying.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006. The remaining amount of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008.  As of September 30, 2009, the loan balance had been reduced to RMB 0.6 Million (equivalent to $87,895).  The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

Management views the QuanYe loan as an alternative financing source, and believes it is an efficient way to use its cash on hand.  The regular market interest rate in the PRC is 0.72% per annum.  Cybrdi expects to obtain higher interest income for its unused funds through these types of loan arrangements.  However, despite these advantages, these advances are unsecured and thus have a higher default risk than a bank deposit.  Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the nine months ended September 30, 2009.

Included in non-current assets are property, plant and equipment, construction-in-progress, intangible assets and deferred tax assets.  Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight –line method over the estimated useful life of the assets.  The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” amount of $8,055,981 mainly consists of the cost of land use right and the associated development and construction costs of an entertainment center and residential properties in Shandong Province, which will be transferred to fixed assets or properties for sale in SD Chaoying when it is finished.  As of September 30, 2009, construction-in-progress and land use right of $3.5 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union (see Note C).  Intangible assets included a tissue chip patent.  Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.

As of September 30, 2009, the deferred tax asset included in non-current assets in the accompanying balance sheet includes the deferred tax asset and liability in the amounts of $20,364 and $244 respectively. The deferred tax asset results from (i) deferred depreciation of leasehold improvement and (ii) deferred amortization of organizational costs. Without the foregoing, the deferred tax liability results mainly from differences in the depreciation of fixed assets between their book basis and their tax basis.

NOTE C - LIABILITIES

As of September 30, 2009, the balance sheet included total liabilities of $5,362,066 which consisted of current liabilities.  Included in the current liabilities was short-term loan of $1,391,677 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.  This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.5 million (equivalent to RMB 23.6 million) and $8.0 million (equivalent to RMB 31.4 million) as of September 30, 2009, respectively.  The term of the loan is from August 25, 2009 to August 24, 2010 (total of twelve months).  The Annual interest rate for this debt is 7.965%.  Additionally, there is another short-term loan of $146,492 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party.  Also included in the current liabilities was $1,154,359 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.  These entities were related to the Company through common ownership and principal officers.  These loans are non-interest bearing and have no set repayment terms.  Also included in the current liabilities was $975,716 due to stockholders who are also the Company’s officers.  The amounts were mainly an advance to assist with its operations in prior years.  This advance is also non-interest bearing and has no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 5), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of September 30, 2009, the Company had 50,456,567 shares of common stock issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

As of September 30, 2009, the balance sheet included total equity of $5,608,925, of which $1,433,246 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for nine months ended September 30, 2009 according to net loss incurred in the U.S. Company which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the nine months ended September 30, 2009 due to net loss incurred.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2009.  The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner.  SD Chaoying began constructing the facility in September 2007.  The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use.  The construction is anticipated to be completed in December  2009.  SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.  As of September 30, 2009, the land use right and construction-in-progress with total book value of $11.5 million (equivalent to RMB 55.0 million) of SD Chaoying were collateralized under the short-term loan of $1,391,677 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

	Three Months Ended	Three Months Ended	2009 Vs 2008
	September 30, 2009	September 30, 2008	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Products	$115,463	$125,918	$(10,455)	-8%
Service rendered	-	139	(139)	-100%
Total revenue	115,463	126,057	(10,594)	-8%
Cost of Sales
Products	77,579	75,396	2,183	3%
Service rendered	-	-	-
Total cost of sales	77,579	75,396	2,183	3%

Gross Profit	37,884	50,661	(12,777)	-25%

Operating Expenses:
Selling and distribution expenses	27,631	23,953	3,678	15%
General and administrative expenses	113,407	171,922	(58,515)	-34%
Total Operating Expenses	141,038	195,875	(54,837)	-28%

Loss from Operations	(103,154)	(145,214)	42,060	-29%

Other Income/(Expense)
Interest income	501	14,440	(13,939)	-97%
Other (expense) income, net	(20,861)	(5,827)	(15,034)	258%
Loss on disposal of fix assets	-	-	-
Total Other (Expense) Income, Net	(26,377)	8,613	(34,990)	-406%

Loss before Income Taxes	(129,531)	(136,601)	7,070	-5%
Income Taxes Benefit	-	24,556	(24,556)	-100%
Net loss	(129,531)	(112,045)	(17,486)	16%

Net loss attributable to the noncontrolling interest	(34,301)	(5,096)	(29,205)	573%

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(95,230)	$(106,949)	$11,719	-11%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services. The net sales decreased $10,594 to $115,643 for the three months ended September 30, 2009 from $126,057 for the three months ended September 30, 2008, a decrease of 8%.

Tissue Chip & Kit Products: The net sales decreased $10,455 to $115,463 for the three months ended September 30, 2009 as compared to $125,918 for the three months ended September 30, 2008, a decrease of 8%. The decrease in net sales of tissue chip & kit product was primarily because of decreased sales orders from the Company’s primary distributor in the U.S.  Regarding domestic sales, we have established our technology and market share, although, we are facing more serious competition, and such competition is expected to continue.

Services: No technical service order was received for the three months ended September 30, 2009, resulting in no services revenues for the three months ended September 30, 2009 as compared to $139 for the three months ended September 30, 2008.  This decrease was primarily attributable to reduced service demand in China.

Gross Margin

Gross margin as a percentage of sales decreased to 33% for the three months ended September 30, 2009 from 40% for three months ended September 30, 2008.  Gross profit for the three months ended September 30, 2009 increased decreased $12,776 to $37,884 from $50,661 for the three months ended September 30, 2008, a decrease of 25%.  The reason for the decrease was primarily due to decreased unit sales price of tissue chip sold to the Company’s US distributor, combined with a higher unit cost allocated from fixed costs as a result of a lower volume of goods sold during the quarter ended September 30, 2009 as compared to the same quarter in 2008.

Operating Expenses

The Company’s operating expenses decreased $54,837 to $141,038 for the three months ended September 30, 2009 from $195,875 for the three months ended September 30, 2008, a decrease of 28%.  This was primarily due to a decrease in general and administrative expenses of $58,515 to $113,407 for the three months ended September 30, 2009 compared to $171,922 for the three months ended September 30, 2008.  The reason was that payroll expenses of the Company’s U.S. entity decreased from $78,375 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009.

Selling expenses increased $3,678 to $27,631 for the three months ended September 30, 2009 compared to $23,953 for the three months ended September 30, 2008.  The increase in selling expenses was primarily due to Shandong Chaoying’s increased marketing expenses related to the selling of real estate properties whose construction is anticipated to be completed by December 2009. SD Chaoying has entered into several contracts for the sale of properties at the entertainment center. Under these contracts, buyers have made deposits with a balance of $706,797 as of September 30, 2009.  The Company continues to seek buyers, resulting in the continued increase in selling expenses.  Selling expenses for the three months ended September 30, 2009 at Shandong Chaoying was $18,265 as compared to $0 during the same quarter prior year.  Included in the selling expenses was advertisement of $5,936 and salary of salesperson of $12,300.  The increase in selling expense was partially offset by decrease at Chaoying Biotech due to decrease in providing extra tissue chip products as a free gift to customers.

Other Income

Interest income decreased by $13,939 to $501 for the three months ended September 30, 2009 as compared to $14,440 for the three months ended September 30, 2008, a decrease of 97%.  Interest income was mainly earned from the loans to QuanYe in 2008.  Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the three months ended September 30, 2009.

Other expense increased by $15,034 to $20,861 for the three months ended September 30, 2009 compared to $5,827 for the three months ended September 30, 2008, an increase of 258%.  This was primarily due to finance expense of $20,531 incurred at SD Chaoying for obtaining the short-term loan from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended September 30, 2009, and 2008, since there was no taxable income during these periods.

Net income (Loss)

As a result of the above factors, our net loss increased $17,486, or 16%, from $112,045 the three months ended September 30, 2008 to $129,531  for the three months ended September 30, 2009

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

	Nine Months Ended	Nine Months Ended	2009 Vs 2008
	September 30, 2009	September 30, 2008	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Products	$340,305	$355,834	$(15,529)	-4%
Service rendered	-	13,002	(13,002)	-4%
Total revenue	340,305	368,836	(28,531)	-8%
Cost of Sales
Products	226,234	195,046	31,188	16%
Service rendered	-	-	-
Total cost of sales	226,234	195,046	31,188	16%

Gross Profit	114,071	173,790	(59,719)	-34%

Operating Expenses:
Selling and distribution expenses	65,621	44,652	20,969	47%
General and administrative expenses	402,101	434,128	(32,027)	-7%
Total Operating Expenses	467,723	478,780	(11,058)	-2%

Loss from Operations	(353,652)	(304,990)	(48,661)	16%

Other Income/(Expense)
Interest income	2,215	43,408	(41,193)	-95%
Other income, net	(17,057)	115,578	(132,635)	-115%
Loss on disposal of fix assets	(6,206)	-	(6,206)
Total Other (Expense) Income	(21,048)	158,986	(180,034)	-113%

Loss before Income Taxes	(374,700)	(146,004)	(228,696)	157%
Income Taxes Benefit	-	24,556	(24,556)	-100%
Net loss	(374,700)	(121,448)	(253,252)	209%

Net loss attributable to the noncontrolling interest	(75,342)	19,306	(94,648)	-490%

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(299,358)	$(140,754)	$(158,604)	113%

Net Sales

The Company generated two categories of revenues: tissue chip & kits products and services.  Net sales decreased $28,531 to $340,305 for the nine months ended September 30, 2009 from $368,836 for the nine months ended September 30, 2008, a decrease of 8%.

Tissue Chip & Kit Products: Net sales decreased $15,529 to $340,305 for the nine months ended September 30, 2009 as compared to $355,834 for the nine months ended September 30, 2008, a decrease of 4%. The decrease in net sales of tissue chip & kit product was primarily because the chip development industry is becoming more mature in China and we have more competitors.  Regarding domestic sales, we have established our technology and market share, although, we are facing more serious competition, and such competition is expected to continue.

Services: No technical service order was received for the nine months ended September 31, 2009, resulting in no services revenues for the nine months ended September 30, 2009 as compared to $13,002 for the nine months ended September 30, 2008.  This decrease was primarily attributable to reduced service demand in China.

Gross Margin

Gross margin as a percentage of sales decreased to 34% for the nine months ended September 30, 2009 from 47% for the nine months ended September 30, 2008.  Gross profit for the nine months ended September 30, 2009 decreased $59,719 to $114,071 from $173,790 for the nine months ended September 30, 2008, a decrease of 34%.  The reason for the decrease was primarily the decreased unit sales price of tissue chip sold to the Company’s US distributor.  The average unit sales price of kit products sold to the Company’s PRC clients was also reduced during the first nine months of 2009, due to the increased competition in the domestic market.  In addition, our production reduced with the condition of the fixed costs remained unchanged, which resulted in higher unit cost during the nine months ended September 30, 2009 as compared to the same period of prior year.

Operating Expenses

The Company’s operating expenses decreased $11,058 to $467,723 for the nine months ended September 30, 2009 from $478,780 for the nine months ended September 30, 2008, a decrease of 2%.  This was primarily due to a decrease in general and administrative expenses of $32,027 to $402,101 for the nine months ended September 30, 2009 compared to $434,128 for the nine months ended September 30, 2008.  Such decrease was mainly due to decrease of $78,375 in payroll expenses at the Company’s U.S. entity, partially offset by increase in employee education expense, depreciation, labor insurance at Chaoying Biotech, and increase in salary for management at SD Chaoying,.

Contrarily, the Company had an increase in selling expenses of $20,969 to $65,621 for the nine months ended September 30, 2009 compared to $44,652 for the nine months ended September 30, 2008.  The increase in selling expenses was primarily due to SD Chaoying increasing marketing expenses related to the selling of real estate properties, whose construction is anticipated to be completed by December 2009.  SD Chaoying has entered into several contracts for the sale of properties at the center. Under these contracts, buyers have made deposits with a balance of $706,797 as of September 30, 2009.  The Company continues to seek buyers, resulting in the continued increase in selling expenses. Selling expenses for the nine months ended September 30, 2009 at Shandong Chaoying was $47,958 as compared to $0 during the same period prior year.  Such increase in selling expense was partially offset by decrease at Chaoying Biotech by $26,989 from $44,652 for the nine months ended September 30, 2008 to $17,663 for the nine months ended September 30, 2009.  Such decrease was mainly due to reduction in extra tissue chip products provided as a free gift to customers.

Other Income

Interest income decreased by $41,193 to $2,215 for the nine months ended September 30, 2009 as compared to $43,408 for the nine months ended September 30, 2008, a decrease of 95%.  Interest income was mainly earned from the loans to QuanYe in 2008.  Due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the nine months ended September 30, 2009.

Other (expense) income, net decreased by $132,305 to $(17,057) for the nine months ended September 30, 2009 compared to $115,578 for the nine months ended September 30, 2008, a decrease of 115%.  The reason for the income incurred in fiscal year 2008 was primarily attributable to SD Chaoying receiving a government grant of $115,879 (equivalent to RMB 818,000) for the nine months ended September 30, 2008 as a one-time transaction.  Additionally, the decrease in other income was derived from a finance expense of $20,531 incurred at SD Chaoying for obtaining the short-term loan from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.

Income Taxes

The Company did not record U.S. and PRC current income tax for nine months ended September 30, 2009, and 2008, since there was no taxable income during these periods.

Net income (Loss)

As a result of the above factors, our net loss increased $253,252, or 209%, from $121,448 the nine months ended September 30, 2008 to $374,700  for the nine months ended September 30, 2009

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $918,756 from $(2,320,020) as of December 31, 2008 to $(3,238,776) as of September 30, 2009.  The decrease was primarily due to increases in short-term loan and customer deposits, by $1,538,168 and $656,272 respectively.  Since such deposits represent down payments from property buyers, the Company should increase revenues upon the closing of the sale of the properties.  Contrarily, current maturities of long term debt and loan from related companies decreased by $1,392,451 and $428,638, respectively.  Cash and cash equivalents, accounts receivable, loan to related companies, and other receivables and prepaid expenses increased $287,292, $14,729, $93,091, and $86,164 as of September 30, 2009, respectively as compared to the amounts at December 31, 2008.  A loan to Quan Ye, an unaffiliated company, decreased by $908,807 as of September 30, 2009 which represented repayments of a loan received from Quan Ye.

For investing activities, the Company incurred net cash inflow during the nine months ended September 30, 2009. The primary reason was due to the proceeds of $907,447 as repayments of loan received from Quan Ye, partially offset by payments of $710,284 used for the construction in progress of the SD Chaoying project during the nine months ended September 30, 2009, and $93,090 loaned to affiliated companies.

For financing activities, the Company obtained short-term loans from an individual in the principal amount of  $145,130 on February 20, 2009 and from the Changle Rural Credit Union in the amounts of $1,391,676. on August 25, 2009  In contrast, we repaid loans from the Company’s related parties, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. in the amount of $427,378 during the nine mouths ended September 30, 2009.  The loan obtained from the individual was for three months and had expired on May 20, 2009, with 1.2% monthly interest rate.  On May 20, 2009, the loan agreement was extended for additional three months to August 20, 2009, which was further extended for additional three months to November 20, 2009.  Last quarter, we owed Changle Rural Credit Union a current maturity of long term debt of $1,390,443 due on May 20, 2009.  We obtained an extension for 80 days to August 10, 2009 with verbal agreement with the bank.  We paid off the debt and its associated interest on August 10, 2009.  We obtained a new short-term loan from the Changle Rural Credit Union with the principal amount of $1,391,676 (equivalent to RMB 9.5 million) at September 30, 2009 and is secured by the Company’s land use right in SD Chaoying with book value of $3.5 million (equivalent to RMB 23.6 million) and construction-in-progress of $8.0 million (equivalent to RMB 31.4 million) as of September 30, 2009.  The term of debt was from August 25, 2009 to August 24, 2010 (total twelve months).  The Annual interest rate for this debt is 7.965%.

Despite the new short-term loan obtained, the Company had negative cash flows in financing activities for the nine months ended September 30, 2009 due to repaying the previous loan balance and repaying loans from related Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.

The Company has a construction project in Shandong for SD Chaoying which it anticipates completing by the end of December 2009. In order to finance this project, the Company anticipates borrowing additional funds from related parties, other banks, and to utilize the funds received from the repayment of loan proceeds from Quan Ye.  There can be no assurance, however, that the Company will be able to obtain the necessary financing for the construction of the project.  In the event that the Company is unable to secure such financing from unaffiliated parties, we believe that our cash and cash equivalents and revenue from operations, as well as additional financing from related parties when needed, will be sufficient to finance our operations for the coming year. The positive cash flow of $409,923 for the nine months ended September 30, 2009 compared to the negative $937,746 for the same period last year indicates significant improvement in operations, mainly resulted from the real estate project at SD Chaoying.  Cash received from property buyers increased by $655,719 for the current nine months as buyers paid down payments on prospective purchases.  The repayment of the Quan Ye loan with a total amount of $907,447 during the nine months ended September 30, 2009 also eliminates the uncertainty of collection.  A loan from the Changle Rural Credit Union was repaid IN August 2009 and a new loan was borrowed soon afterwards.  This new loan evidences the Company’s ability to continue to obtain funding sources.  Despite the negative operating results reflected from a net loss from operations, which is primarily affected by the global economy downturn, these positive factors support the Company’s belief that it is able to locate sufficient liquidity and capital resources over at least the next 12 months.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow the company to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. The Company signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131. The Company is waiting for communication from the government concerning payment of the proposed settlement. As of September 30, 2009, the Company has accrued a sufficient amount to cover any potential liabilities from this matter.

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

CYBRDI, INC.

DATE: November 16, 2009		By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/ Xue Bu
Xue Bu, Principal Financial Officer