Form 10-K
period 2009-12-31
Cybrdi, Inc.
filed 2010-04-15
CIK 19002

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☐ Smaller Reporting Company ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2010, the Company had 65,756,567 shares of Common Stock, without par value, outstanding .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of  April 14, 2010 was approximately $701,309 based on a closing bid price of $0.02 and a total of  35,065,404  shares held by non-affiliates.

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB6.827. for assets and liabilities, and weighted average rate US$1.00 to RMB6.8311.for revenue and  expenses in year 200 9 . There is no assurance that RMB amounts could be converted into US dollars at that rate.  Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation ” of the accompanying financial statements.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner.  On July 28, 2007, Chaoying Biotech invested RMB15 millions to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, human body building and slimming, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended.  The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in the year 2010 prior to the commencement of operations by merchant tenants.

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

We supply Biomax Ltd., a United States research and development subcontractor for Pfizer, and, through Biomax we provide our products and services to other major biotechnology companies in the U.S.and Europe such as America Nanoarray. We are also a supplier for the China’s National Biomedical Center, Shanghai Biochip Center, a research partner with Peking University Academy of Military Medical Sciences, and perform dermatological research and development for Lancome and Estee Lauder.  Starting in 2010, our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative will be Biomax.  We will mainly distribute our products through these two sales representatives.

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

Specifically, our products and services include:

TISSUE MICROARRAYS (“TMA”): TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy. TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 234 different disease and 98 different organ types.of both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company with a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shangdong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The facility construction project annexed with four multi-family residential buildings (about 14,188 square meters), and two of them had been completed and some of the housing units had been sold.  The total cost for the construction is estimated to be $8.2 million.  At present, SD Chaoying has invested approximately $4.8 million in the construction.  The proceeds of the sales of the residential units will be applied to the casino and resort construction.. The special permit for the casino business we acquired from Shandong Administration for Civil Affairs will provide us an advantage for attracting people from surrounding areas.  We believe that the potential for a cultural and entertainment business is enhanced as living standards rise in the region.  We anticipate financing the balance of the construction in part from the sale of the residential buildings, which will be completed first.  However, there is no assurance regarding the proceeds that will be generated from the sale of the residential units.  We believe that the balance of any funding will need to be obtained from affiliated companies or from banks.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,097,141 and $500,195 as of December 31, 2009 and 2008 respectively, including net losses of $596,946 and $198,873 for the years ended December 31, 2009 and 2008, respectively.  In addition, current liabilities exceeded current assets by $2,163,830 and $2,320,020 at December 31, 2009 and 2008, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.4 million (equivalent to RMB 23 million) of liquidity is expected to be needed.  The Company, taking into account the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)           Sale of housing inventories:  Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.

(b)           Additional bank borrowing:  SD Chaoying is in discussion with a local bank for approximately $2.2 million of short-term loans.

(c)           Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(d)           Additional advances from related companies:  Shaanxi Chaoying Beauty & Cosmetics Group are anticipated to provide up to $730,000 of capital to support operational use.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources.  There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

MARKETING

Marketing strategy in,ShanXi,Chaoyina: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Jiangsu , Guangdong, Fujian, Shanxi, Hunan, Hubei ,Zhejiang Province and Shangdong Province.. Our domestic sales accounted for approximately 18.5% of our total sales of ChaoYing Biotech in the fiscal year of 2009   Starting in 2010, our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative will be Biomax.  We will mainly distribute our products through these two sales representatives.

Marketing strategy in ShanDong,Chaoyina: with the progress of the project construction, we have sold more than half of residential housing units, and the merchants for the culture and entertainment center are also under way, Our residential housing sales accounted for approximately  68.58% of our total sales revenue in the fiscal year of 2009. Shandong’s main focus in 2010 will be to occupy the culture and entertainment center with merchant tenants and commence the operation.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with BioMax, a re-seller located in the United States. Under the Sales Agent Agreement, BioMax acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except theP.R.C mainland.  In October 2007, the Company closed its office at Maryland in an effort to reduce general and administrative costs. We expect our business in the international market will continue to grow through the efforts of BioMax.  BioMax has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through BioMax, we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. In the fiscal year of 2009, BioMax accounted for about 25.536% of our sales revenue, which also represents our export sales.

BACKLOG

Chaoying Biotech’s backlog of sales orders totaled approximately $305,824 on December 31, 2009.

MARKET OPPORTUNITIES AND COMPETITION

China Biotech Trends

Biotechnology research has been supported by the Chinese government, having been designated a “key industry” in China's scientific development plan since 1986. However, most biotech investments have been made in the areas of basic research in government funded laboratories or government linked companies which are focused on major scientific discoveries in gene functions. Cybrdi received government grants of $8,421 (equivalent toRMB57,523) and $11,515 (equivalent toRMB80,000) during the years ended December 31, 2009 and 2008, respectively.

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

We spent $24,393 and $12,562 in research and development in the 2009 and 2008 fiscal years, respectively.

ENVIRONMENTAL LAW COMPLIANCE

Our operation currently complies with all the environmental law and regulations in China. Moreover, since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change

EMPLOYEES

As of December 31, 2009, we had 43 full-time employees, with 38 employees at Chaoying Biotech and 5 at SD Chaoying. All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

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

WE HAVE LOANED APPROXIMATELY $0.17 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $0.17 million, representing 1.7% of the Company's assets. The loans were placed to earn interest income. However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations. Litigation could be costly to enforce the loan obligations and may deprive us of the use of the cash for a significant period of time. Included in the balance was $83,871 of interest receivable, which was net of $83,871 of allowance for doubtful amount.

RELIANCE ON SINGLE CUSTOMER

We generated 25.53% of our revenue of tissue array from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

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

RELIANCE ON CURRENT MANAGEMENT

We are reliant on our current management team, particularly Mr. Bai and Ms. Bu, to help us fully implement our business plan. The loss of any of their services could have a material adverse impact on the implementation of our business plan and our future growth. We do not carry any type of key man insurance.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

WE MAY BE AFFECTED BY GLOBAL CLIMATE CHANGE OR BY LEGAL, REGULATORY, OR MARKET RESPONSES TO SUCH CHANGE.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.    DESCRIPTION OF PROPERTY

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay $5,855 per month in rent (equivalent to RMB 40,000 per month). This lease will expire on December 31, 2012.We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we find the need to locate additional rental properties, we do not anticipate any problem in securing additional leased space.

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying plans to build a 19,145 square meters entertainment, culture, casino and lodging facilitites, and another 14,188 square meters residential buildings.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement.  As of and subsequent to December 31, 2009, the Company had not received further correspondences from the EPA regarding this matter.

ITEM 4.    RESERVED

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

YEAR	PERIOD	HIGH	LOW
2009	First Quarter	0.02	0.01
	Second Quarter	0.01	0.01
	Third Quarter	0.04	0.01
	Fourth Quarter	0.05	0.01

2008	First Quarter	0.08	0.03
	Second Quarter	0.08	0.05
	Third Quarter	0.06	0.03
	Fourth Quarter	0.06	0.02

(a) Transfer Agent

Our transfer agent is securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco Tx. 75034.  Their telephone number is 469 633 0101 .

(b) Stockholders

As of April 14, 2010, there were approximately 1,333  record holders of our common stock.  As of April 14, 2010, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

(c) Dividend Policy.

We have not  paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

None.

ISSUANCE OF UNREGISTERED SHARES

In March 2010, 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company as compensation for services rendered.  Compensation cost of $306,000 will be recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010.  Those shares were issued on March 29, 2010 accordingly.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2005 through 2009. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2009	2008		2007
Net sales	$1,473,621		$505,565	670,616
Net income(loss) from
continuing operations	$(562,352)		$(198,873)	(288,684)
Net income(loss) from
discontinuing operations	$—		$—
Net income(loss)	$(596,946)		$(198,873)	(288,684)
Net income(loss) per
common share	$—	$		(0.01)
Total assets	$10,225,922		$10,306,252	8,299,856
Long-term debt	$—		$—
Working capital	$(2,163,830)		$(2,320,020)	(353,709)
Stockholders' equity	$3,887,319		$4,495,301	4,269,635

No cash dividends have been paid during any of the periods stated above.

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

RESULTS OF OPERATIONS

Revenues

Cybrdi generates three categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing.  The total revenues for the year ended December 31, 2009 was $1,473,621, an increase of approximately 191.48% from $505,565 for the year ended December 31, 2008.

Tissue Chip Product: sales decreased from $492,495 to $462,989 a decrease of approximately 5.99%.  These sales were generated from our China subsidiary, Chaoying Biotech, The decrease in net sales of tissue chip & kit product was primarily because a result of decreased sales orders from the Company’s primary distributor in the U.S.  With regards to domestic sales, we have established our technology and market share, although, we expect to face additional competition...

Tissue Product Related Services: No technical service order was received for the year of 2009, resulting in no services revenues for the year of 2009 as compared to $13,070 for the year of 2008.  This decrease was primarily attributable to reduced service demand in China.

Housing: During the fourth quarter of 2009, SD Chaoying completed the construction of the two six-story multi-family residential buildings with contained a total of 72 housing units, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.  For the year ended December 31, 2009, 88% of the profit from the sale was recorded.

Gross Margin

Gross margin as a percent of sales was 20.45% and 50.12% for the year ended December 31, 2009 and 2008, respectively.  The decrease was mainly due to a decrease in gross margin of Chaoying Biotechnology from 50.12% to 35.44%, while the diluting effect caused by the lower gross margin of SD Chaoying at 20.45%.  Gross profit of ChaoYing Biotechnology for the year ended December 31, 2009 decreased to $164,049 from $253,397 for the year ended December 31, 2008, mainly due to decrease in unit sales price of tissue chip sold to the Company’s US distributor, combined with a higher unit cost allocated from fixed costs as a result of a lower production volume during the year of 2009 as compared to the year of 2008.  Gross profit of SD Chaoying for the year ended December 31, 2009 was 137,259, Under normal circumstances, the rates of margin of real estate development is lower than other industries,

Operating Expenses

While our revenue from tissue arrays decreased in 2009, we also reduced our selling expenses as a result of decreased advertising and sample gifts for promotional activities in 2009 as compared to 2008.

In addition, the Company had an increase in general and administrative expenses of $239,606 to $812,180 for the year of 2009 compared to $572,574 for the year of 2008.  The increase in general and administrative expenses was primarily due to Chaoying Biotech assessing Bad Debt Expense of $515,836 on interest receivable from QuanYe.  Additionally, general and administrative expenses at SD Chaoying increased by $108,931, mainly including $58,187 operating taxes in relates to the revenue in 2009, as well the $40,949 entertainment expense which increased from $12,900 for the year of 2008 as the business grows.

Other Income

We generated $2,239 in interest income for the year ended December 31, 2009, $71,437 less than the $73,676 for the year ended December  31,2008.  In 2008,most of this interest income was due to loans which we have made to QuanYe Security Co. Ltd ("QuanYe"), an unrelated PRC registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in the aggregate amount of RMB 29.3 million (equivalent to $3,754,437) since January 2006. As of DECEMBER 31, 2009, the unpaid principal amount of the loan was RMB 0.6.millions (equivalent to $87,886), decreased by RMB 6.2 millions (equivalent to $908,159) from RMB 6.8 millions (equivalent to $996,045) as of December 31, 2008. In addition, due to the expiration of the loan agreement and the uncertainty of collection, no interest income was recorded for the loan during the year ended December 31, 2009.

For the year ended December 31, 2009, other income, net, amounted to $(93,228) as compared to $113,428 for the year ended December 31, 2008, a decrease of $206,656 or 182%. Other income, net, for the years ended December 31, 2009 and 2008 were primarily associated with the government grant, abnormal inventory expenditure, and business taxes paid to the PRC government for interest income received from Quanye in China.  The net other expense of $93,228 for the year ended December 31, 2009 was mainly attributable to an accounting error of $73,195 on the balance of advance to Tianjin Yanfeng Real Estate Co., Ltd., a related party to the Company.

Income Taxes

The Company had not recorded a provision for U.S. federal income tax for year ended December 31, 2009 and 2008 due to a net operating loss incurred, and it was not required to accrue income taxes due to the net operation loss for the year ended DECEMBER 31, 2009 and 2008. Under the Enterprise Income Tax (“EIT”) of the PRC, prior to 2007, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% statutory income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.  Beginning January 1, 2008, the new EIT law has replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”).  The new standard EIT rate of 25% will replace the 33% rate previously applicable to both DES and FIEs.  The two year tax exemption, six year 50% tax reduction and tax holiday for production-oriented FIEs will be eliminated.  The Company is currently evaluating the effect of the new EIT law on its financial position. According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008.  Income tax benefit (expense) for the years ended December 31, 2009 and 2008 was mainly a result of accrual and intra-period allocation of deferred taxes.  A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

Net Loss

As a result of the above, we incurred a net loss for 2009 of $596,946 compared to a net loss for 2008 of $198,873.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit (current assets less current liabilities) of $2,163,830 as of December 31, 2009 as compared to a working capital balance of $2,320,020 as of December 31, 2008. The slight increase was primarily due to an increase of approximately $1 million in housing inventory from the substantial completion of the two multi-family residential buildings at SD Chaoying, which waspartially offset by increase in short-term loans at SD Chaoying for loans obtained from Changle Rural Credit Union and Mr. Fengguo Liu, an unrelated party.

Cash provided by operating activities was $118,481 for the year ended December 31, 2009 as compared to $649,493 for the year ended December 31, 2008. The primary reason for this decrease was primarily qa result of an increase in net loss from $198,873 for the year ended December 31, 2008 to $596,946 for the year ended December 31, 2009.

As compared to 2008, cash flows from investing activities for 2009 increased by $3,949,543 from $(3,464,460) to $485,083. This increase was primarily due to decrease of $3,209,229 in payments for construction-in-progress due to the construction completion of the two multi-family residential buildings and being transferred to housing inventories, and which were partially offset by $671,427 of increase in repayment proceeds received from loan to Quen Ye.

Financing activities for the year ended December 31, 2009, includes the net cash provided by shareholders or officers to assist our company's operations, the proceeds from short-term borrowings, and the proceeds from loan from related companies. As compared to the fiscal year 2008, cash flows from financing activities for 2009 decreased by $2,708,158 from $2,587,530 to $(120,628).  The decrease was mainly due to $731,762 increase in repayments of loan from related companies, and $842,766 decrease in proceeds from loans from related companies.  Decrease in cash flows from financing activities was also resulted from $1,390,698 repayment of the currently maturity of long-term debt owed to Changle Rural Credit Union.  The long-term debt was originally due on May 20, 2009.  However, we obtained an extension for 80 days to August 10, 2009.  We paid off the debt and its associated interest on August 10, 2009.  We obtained a new short-term loan from the Changle Rural Credit Union with the principal amount of $1,391,533 (equivalent to RMB 9.5 million) at December 30, 2009, secured by the Company’s land use right in SD Chaoying with book value of $2.93 million (equivalent to RMB 20 million).  The term of the debt was from August 25, 2009 to August 24, 2010 (total twelve months).  The  interest rate for this debt is 7.965% per year.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $1,097,141 and $500,195 as of December 31, 2009 and 2008, including net losses of $596,946 and $198,873 for the years ended December 31, 2009 and 2008, respectively.  In addition, current liabilities exceeded current assets by $2,163,830 and $2,320,020 at December 31, 2009 and 2008, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.4 million (equivalent to RMB 23 million) of liquidity is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)           Sale of housing inventories:  Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.
(b)           Additional bank borrowing:  SD Chaoying is in discussion with a local bank for approximately  $2.2 million of short-term loan.
(c)           Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(d)           Additional advances from related companies:  Shaanxi Chaoying Beauty & Cosmetics Group is anticipated to provide up to $730,000 of capital to support operational use.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources.  There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance for the year ended December 31, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R). The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. See Note 20 for disclosure.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the impact of the guidance on its consolidated financial statements.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately 99.9% of our assets are located in China, the remaining 0.1% in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB6.827 to US$1.00 as of DECEMBER 31, 2009. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 appears after the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 29, 2009, the Company’s former independent accountants, MS Group CPA LLC (“MS Group”) resigned as independent accountants of the Company.  The change of independent accountants was approved by the Board of Directors of the Company.

The former independent accountant’s reports on the Company’s financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant’s reports did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern.

In the past two fiscal years ended December 31, 2008 and 2007, and in the subsequent interim period through April 29, 2009 (the date of the resignation of the former accountant), there were no disagreements with MS Group on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  MS Group did not perform any services with respect to the Company’s financial statements for any interim period after December 31, 2008.

The Company furnished a letter addressed to the Securities and Exchange Commission stating that MS Group agreed with the above statements.

On April 29, 2009, the Company engaged KCCW Accountancy Corp. (“KCCW”) as Company’s new independent accountants. During two most recent years ended December 31, 2008 and 2007, and any subsequent interim period through April 29, 2009, the Company did not consult with KCCW, the newly engaged accountant, regarding any matter described in Item 304(a)(2)  of Regulation SK, including any issue related to Company’s financial statements or the type of audit opinion that might be rendered for the Company.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cybrdi, Inc. have been detected.

ITEM 9B.	OTHER INFORMATION.

(Not applicable).  There was no information required to be filed on Form 8-k during the fourth quarter of the Company's fiscal year ended DECEMBER 31, 2009 and not reported. .

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified.. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

		DATE OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT
YanBiao Bai, Chairman, CEO and President	49	2003

Xue Bu, Director, Treasurer & Chief	46	2005

Below are brief descriptions of the backgrounds and experiences of our current officers and directors:

Mr. YanBiao Bai, Chairman, CEO and President

YanBiao Bai graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate.  He is an experienced entrepreneur and corporate executive. Since 1999 he has served as Chairman of Shaanxi Chaoying Group, a chain of cosmetic and personal care training schools and franchises located in China. Since 2003, he has served as Chairman of the Board of Directors of Cybrdi, Inc. In 2006 he assumed the role as CEO. Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. In 2005, Mr. Bai was awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors. The Board believes that Mr. Bai has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 11 years of experience in the biotech industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Bai is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Xue Bu, Director, Treasurer  & Chief Operating Officer

Ms. Xue Bu has served as an officer and director of Cybrdi, Inc. since February 2005. She obtained her B.S. in 1986 from The Fourth Military Medical University as well as an MBA degree from Xi'an Jiaotong University. Ms. Bu was the Vice President of Beijing Chaoying Real Estate Company from 1999 to 2001. Since 2001, she has served as the Deputy General Manager of Chaoying. Ms. Bu is the wife of YanBiao Bai. The Board believes that Ms. Bu has the experience, qualifications, attributes and skills necessary to serve on the Board because of her 6 years of experience with the Company and her knowledge of our business. Mr. Bai is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  Senior executives do not have the incentive to take unnecessary risks in order to receive a bonus.   However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by Cybrdi, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

	SUMMARY COMPENSATION TABLE
			LONG-TERM
	ANNUAL COMPENSATION		COMPENSATION AWARDS
					RESTRICTED	SECURITIES
					STOCK	UNDERLYING	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS		AWARD	OPTIONS	COMPENSATION
YanBiao Bai, Chairman, CEO	2009	$100,000		$100,000
and President	2008	$100,000	$		$-0-	$-0-	$-0-
	2007	$100,000		$-0-	$-0-	$-0-	$-0-
	2006	$-0-		$-0-	$-0-	$-0-	$-0-

Xue Bu, Director, Treasurer	2009	$11,531		$42,859
& Chief Operating Officer	2008	$11,409		$-0-	$-0-	$-0-	$-0-
	2007	$10,812		$-0-	$-0-	$-0-	$-0-
	2006	$5,770		$-0-	$-0-	$-0-	$-0-

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

The following table sets forth, as of April 14, 2009 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of April 14, 2009, there were issued and outstanding 65,756,567 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER					PERCENTAGE OF
OR DIRECTOR	TITLE	TITLE OF CLASS	NO. OF SHARES		OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	21,125,397	(1)	32.13%

Lei Liu	Former Director	Common	6,234,766	(2)	12.36%

Xue Bu	COO/Treasurer/Dir	Common	3,300,000		5.02%
All officers
and directors
as a group
(3 people)		Common	30,691,163		46,67%

(1) Includes shares held by Shaanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai owns 64% and is the president.

(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares which will be owned individually by Lei Liu.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occasionally borrow money from or loan money to our affiliated companies in PRC, our shareholders and officers. These affiliated companies include Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (“Chaoying Cosmetics”) of which our CEO Mr. YanBiao Bai owns 64% equity and is president; Shaanxi Yanfeng Real Estate Co., Ltd. (“Shaanxi Yanfeng”) of which Mr. Bai is Chairman; Xi’an Yanfeng Biotechnology Co., Ltd. (“Yanfeng Biotech”) of which Mr. Bai is the Chairman; Tianjing Yanfend Real Estate Co., Ltd. (“Tianjing Yanfend”) of which Mr. Bai is Chairman; and Shaanxi NuoQi Health Food Co., Ltd (“Shaanxi NuoQi”), of which our Chief Financial and Operating Officer Ms. Xue Bu is the Chairman.  The related transactions with these affiliated companies include:

1. Lease with Chaoying Cosmetics: We lease office space from Chaoying Cosmetics for a monthly rent of $5,855 (equivalent to RMB 40,000). This lease has recently been renewed and will expire on December 31, 2012.

2. Loan from Chaoying Cosmetics in the amount of $447,352 (equivalent to RMB 3.05 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

3. Loan from Yanfeng Biotech in the amount of $336,898 (equivalent to RMB 2.3 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

4. Loan from Shaanxi Yanfeng in the amount of $366,193 (equivalent to RMB2.5 million) . This loan is non-interest bearing, unsecured, and has no repayment terms.

5. Loan to Tianjing Yanfeng in the amount of $73,239 (equivalent to RMB 0.5 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

6. Loan to Shaanxi NuoQi in the amount of $146,477 (equivalent to RMB 1.0 million). This loan is non-interest bearing, unsecured, and has no repayment terms.

As of December 31, 2009, advances from our officers and shareholders amounted to $635,670, which are non-interest bearing, unsecured, and due on demand.

7. On December 15, 2009, the Board of Directors adopted resolutions that authorized bonuses in the amounts of $14,639 and $6,274 to Mr. Yanbiao Bai, Chief Executive Officer, and Ms. Xue Bu, Chief Financial and Operating Officer, respectively, to compensate their performance and contributions to the Company in the year 2009.

8. On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company in the form of the issuance of shares of common stock of the Company 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company.  Compensation cost of $306,000 will be recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by KCCW Accountancy Corp, the Company’s current auditors; and MS Group CPA LLC, the Company’s former auditors (for the fiscal year ended December 31, 2008):

Services	2009	2008

Audit Fees	$40000	$65000

Audit Related Fees

Tax Fees	12500

All Other Fees	-	-

TOTAL	$52500	$65,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in audit fees, audit related fees or tax fees.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Company’s auditors.

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

Date: April 14, 2010	By:	/s/ YanBiao Bai
By: YanBiao Bai
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiao Bai, Chairman, CEO and President	/s/ Yanbiao Bai	April 14, 2010

Xue Bu, Director, Treasurer & COO	/s/ Xue Bu	April 14, 2010

CYBRDI, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CYBRDI, INC. AND SUBSIDIARY
CONTENTS

PAGE

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – KCCW ACCOUNTANCY CORP

F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – MS GROUP CPA LLC

F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

F-6	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Cybrdi, Inc.

We have audited the accompanying consolidated balance sheet of Cybrdi, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of the Company for the year ended December 31, 2008 were audited by other auditor whose report, dated April 10, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 of the consolidated financial statements, the Company has incurred recurring losses, accumulated deficit, and working capital deficit at December 31, 2009 and 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 21, 2010

 KCCW Accountancy Corp.
22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA
Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

PCA (10/09)1

MS Group CPA LLC
6 Center Street Edison New Jersey 08817 USA
TEL: 732-885-1555 E-MAIL: admin@mscpausa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cybrdi, Inc. and Subsidiaries

We have audited, before the effects of the reclassifications described in Note 4 (c), the consolidated balance sheet of Cybrdi, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. The 2008 consolidated financial statements before the effects of the reclassifications discussed in Note 4 (c) are not presented herein. The 2008 consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements, before the effects of the reclassifications described in Note 4 (c), present fairly, in all material respects, the consolidated financial position of Cybrdi, Inc and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the reclassifications described in Note 4 (c ) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those reclassifications were audited by KCCW Accountancy Corp.

MS Group CPA LLC

Edison, New Jersey

April; 15, 2010

Date of Original Report: April 10, 2009

APPENDIX 9D-1

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$861,457	$381,357
Accounts receivable	14,646	15,674
Inventories	1,334,463	393,354
Deferred tax assets	-	5,550
Due from related companies	219,716	146,574
Loan to unaffiliated company	171,758	996,702
Other receivables and prepaid expenses	161,891	189,706
TOTAL CURRENT ASSETS	2,763,931	2,589,578
PROPERTY, PLANT AND EQUIPMENT, NET	371,116	483,345
CONSTRUCTION IN PROGRESS	6,739,726	3,919,343
INTANGIBLE ASSETS, NET	312,519	3,862,433
OTHER ASSETS	38,630	38,657
DEFERRED TAX ASSETS	-	20,131

TOTAL ASSETS	$10,225,922	$10,913,487

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,538,011	$-
Accounts payable	49,938	4,928
Accrued expenses	1,265,695	904,743
Deferred revenue	28,871	-
Current maturity of long term debt	-	1,392,451
Customers deposits	116,731	50,525
Due to related parties	1,786,113	2,054,646
Deferred tax liabilities	9,490	-
Other payables	132,912	41,644
TOTAL LIABILITIES	4,927,761	4,909,598

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
50,456,567 shares issued and outstanding	3,571,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(1,097,141)	(500,195)
Accumulated other comprehensive income	1,075,711	1,086,747
TOTAL STOCKHOLDERS’ EQUITY	3,887,319	4,495,301
NONCONTROLLING INTEREST	1,410,842	1,508,588
TOTAL EQUITY	5,298,161	6,003,889

TOTAL LIABILITIES AND EQUITY	$10,225,922	10,913,487

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2009	2008

Revenue
Housing	$1,010,632	$-
Tissue array products	462,989	492,495
Service rendered	-	13,070
Total revenue	1,473,621	505,565
Cost of Sales
Housing	873,337	-
Products	298,920	252,168
Service rendered	-	-
Total cost of sales	1,172,257	252,168

Gross Profit	301,364	253,397

Operating Expenses:
Selling and distribution expenses	27,143	67,542
General and administrative expenses	812,180	572,574
Research and development expenses	24,393	12,562
Total Operating Expenses	863,716	652,678

Loss from Operations	(562,352)	(399,281)

Other Income/(Expense)
Interest income	2,239	73,676
Other (expense) income, net	(93,228)	113,428
Loss on disposal of fix assets	(6,207)	(2,450)
Total Other (Expense) Income, Net	(97,196)	184,654

Loss before Income Taxes	(659,548)	(214,627)
Income Tax Benefit (Expense)	(35,144)	25,218
Net loss	(694,692)	(189,409)

Net (loss) income attributable to the noncontrolling interest	(97,746)	9,464

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(596,946)	$(198,873)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	50,456,567	50,456,567

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
					Accumulated
					Other	Total Common
	Common Stock		Reserve	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Fund	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2007	50,456,567	$3,571,864	$336,885	$(301,321)	$662,209	$4,269,636	$1,499,124	$5,768,760

Net loss	-	-	-	(198,873)	-	(198,873)	9,464	(189,409)

Net changes in foreign currency translation adjustment	-	-	-	-	424,538	424,538	-	424,538

Balance as of December 31, 2008	50,456,567	3,571,864	336,885	(500,195)	1,086,747	4,495,301	1,508,588	6,003,889

Net loss	-	-	-	(596,946)	-	(596,946)	(97,746)	(694,692)

Net changes in foreign currency translation adjustment	-	-	-	-	(11,036)	(11,036)	-	(11,036)

Balance as of December 31, 2009	50,456,567	$3,571,864	$336,885	$(1,097,141)	$1,075,711	$3,887,319	$1,410,842	$5,298,161

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(596,946)	$(198,873)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	170,501	174,088
Minority interest	(97,746)	(25,218)
Bad debt expense	83,821	-
Loss on disposal of fixed assets	6,207	2,450
Deferred taxes	35,144	9,463
Changes in Operating Assets and Liabilities:
Accounts receivable	1,017	(11,296)
Inventories	(19,980)	22,525
Other receivable and prepaid expenses	27,673	(31,623)
Accounts payable and accrued expenses	406,318	741,920
Deferred revenue	28,854	-
Other payables	91,241	(6,877)
Customer deposits	66,200	(27,066)
Net Cash Provided by Operating Activities	202,302	649,493

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment proceeds from loan to unaffiliated companies	739,971	68,544
Payments for construction in progress	(243,060)	(3,452,289)
Advance to affiliated companies	(76,989)	-
Purchase of property, plant, and equipment	(28,702)	(80,715)
Proceeds from disposal of fixed assets	10,042	-
Net Cash Provided by (Used in) Investing Activities	401,262	(3,464,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	1,537,088	-
(Repayments of) Proceeds from long-term debt	(1,390,698)	1,392,451
Proceeds from loans from related companies	447,084	1,289,850
Repayments of loan from related companies	(878,336)	(146,574)
Proceeds from shareholders/officers	164,233	101,167
Repayment to shareholders/officers	-	(49,364)
Net Cash (Used in) Provided by Financing Activities	(120,628)	2,587,530

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	482,936	(227,437)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(2,836)	(28,262)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	381,357	637,056
CASH & CASH EQUIVALENTS, ENDING BALANCE	$861,457	$381,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$143,675	$121,321
Income taxes paid	$-	$-

NONCASH INVESTING TRANSACTIONS
Construction-in-progress incurred by accrued construction payable	$449,025	$1,595,403

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with  its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and  a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering,  and lodging, etc. SD Chaoying will have a specific emphasis on  casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for the year then ended.  The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in the year 2010 prior to the commencement of operations by merchant tenants.

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

3.           GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,097,141 and $500,195 as of December 31, 2009 and 2008 respectively, including net losses of $596,946 and $198,873 for the years ended December 31, 2009 and 2008, respectively.  In addition, current liabilities exceeded current assets by $2,163,830 and $2,320,020 at December 31, 2009 and 2008, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.4 million (equivalent to RMB 23 million) of liquidity is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.
(b)	Additional bank borrowing: SD Chaoying is in discussion with a local bank for approximately $2.2 million of short-term loan.
(c)
Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(d)	Additional advances from related companies: Shaanxi Chaoying Beauty & Cosmetics Group are anticipated to provide up to $730,000 of capital to support operational use.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources.  There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

4.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c)	Reclassifications
Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2008 have been reclassified to conform to the presentation for the year ended December 31, 2009.

(d)	Cash and cash equivalents
For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e)	Inventories
Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(f)	Property, plant and equipment
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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144).  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(g)	Accounts and other receivables
Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  As of December 31, 2009 and 2008, the Company had not recorded an allowance for uncollectible accounts.

(h)	Research and development costs
Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged in 2009 and 2008 were $24,393 and $12,562, respectively.

(i)	Advertising costs
Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $10,675 and $10,756 for the years ended December 31, 2009 and 2008, respectively.

(j)	Fair value of financial instruments
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
FASB ASC Topic 220, “Comprehensive Income” (formerly SFAS No. 130), established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.  ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(o)	Intangible assets
Intangible assets include a patent.  With the adoption of FASB ASC Topic 350, “Intangibles” (formerly SFAS No. 142), intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.  Costs related to internally develop intangible assets are expensed as incurred.

(p)	Government grants
Government grants and awards given to the Company’s PRC subsidiary after successful completion of product development projects, or development the encouraged real estate project are recognized as income upon receipts of the awards. The government grants were $8,421 and $129,253 for the years ended December 31, 2009 and 2008, respectively.

(q)	Recent Accounting Pronouncements
In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance for the year ended December 31, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R). The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. See Note 20 for disclosure.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the impact of the guidance on its consolidated financial statements.

5.           INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2009	2008
Raw materials	$24,206	$37,271
Work in process	-	759
Finished goods	303,015	355,324
Housing inventory	1,007,242	-
Total	$1,334,463	$393,354

6.           LOAN TO UNAFFILIATED COMPANY

Loans to an unaffiliated company consists of loans to QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB29.3Million (equivalent to $3,754,437) since January 2006. As of December 31, 2009, the principal balance and interest receivable for this loan had been reduced to RMB0.6 Million (equivalent to $87,886) and RMB572,591 (equivalent to $83,871), respectively, net of allowance of $83,871 for doubtful interest receivable.  As of December 31, 2008, the principal balance and interest receivable for this loan amounted to RMB6.8 Million (equivalent to $996,702) and RMB1,145,181 (equivalent to $167,854), respectively.

The Company’s management believes and views QuanYe as suitable alternative financial institution and it is an optimal way to use its cash on hand.  The regular market interest rate in the PRC is proximately 0.72% per annum. The Company expects to obtain higher interest income for its unused fund through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than that associated with a bank deposit.

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2009	2008
Buildings	$14,648	$14,658
Machinery and equipments	523,751	502,222
Motor vehicles	327,705	383,627
Office equipments	87,106	92,455
Leasehold improvement	250,198	267,946
Subtotal	1,203,408	1,366,088
Less: Accumulated depreciation	(832,292)	(882,743)
Net value	$371,116	$483,345

Depreciation expense for the years ended December 31, 2009 and 2008 were $76,811 and $81,970, respectively.

8.            CONSTRUCTION IN PROGRESS

Construction in progress of $6,739,726 and $3,919,343 as of December 31, 2009 and 2008 respectively mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.

9.           INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2009	2008
Patent	$937,454	$938,073
Software	105,112	105,181
Land use right		3,455,900
Subtotal	1,042,566	4,499,154
Less: Accumulated amortization	(730,047)	(636,721)
Net value	$312,519	$3,862,433
Amortization expenses for the years ended December 31, 2009 and 2008 were $93,689 and  $92,118, respectively.

Expected amortization expenses for intangible assets in the next five years are as follows:

For the Years Ended December 31,	Amount
2010	$93,689
2011	93,689
2012	93,689
2013	31,452
2014	-
Total	$312,519

10.           CUSTOMER DEPOSITS

In the fourth quarter of 2007, the management of the company determined to pre-sell partial of SD Chaoying’s residential properties.  Accordingly, the customer deposits consisted of the following:,

	As of December 31,
	2009	2008
Residential properties down payments	$116,731	$46,904
Tissue array sales	-	3,621
Total	$116,731	$50,525

11.           SHORT –TERM  LOAN

The Company has short-term loan of $1,391,534 (equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This short-term loan had been.pledged by the Company’s land use right in SD Chaoying which is worth approximately $2.9 million (equivalent to RMB20 million).  The term of the debt was from August 25, 2009 to August 24, 2010 (total twelve months). The  interest rate for this debt is 7.965% per annum.  Additionally, there is another short-term loan of $146,477 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party as of December 31, 2009.  The term of the loan was from November 20, 2009 to May 20, 2009 with an interest rate of 14.4% per year.

12.           RELATED PARTY TRANSACTIONS

Due from related parties
Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2009	2008
Loan to Shaanxi NuoQi Health Food Co., Ltd. (“Shaanxi NuoQi”)	$146,477	$-
Loan to Tianjing Yanfeng Real Estate Co., Ltd. (“Tianjing Yanfeng”)	73,239	146,574
	$219,716	$146,574

Ms. Xue Bu, Chief Operating Officer and Director of the Company, is the Chairman of Shaanxi NuoQi.  Loan to Shaanxi NuoQi was guaranteed by a third-party individual, interest free, and with a term from September 6, 2009 to December 5, 2010.
Mr. Yanbiao Bai, Chief Executive Officer and Chairman of the Company, is the Chairman of Tianjing Yanfeng.  Loan to Tianjing Yanfeng was unsecured, interest free, and is due on demand.

Due to related parties
Due to related parties consisted of the following:

	As of December 31,
	2009	2008
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	$447,352	$879,443
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	366,193	366,434
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	336,898	337,120
Advance from officers and shareholders	635,670	471,649
Total loan from related companies, net	$1,786,113	$2,054,646

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group.  Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology.  The above amounts due to relate parties were unsecured, interest free, and due on demand.

Lease agreement
The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2012. There is no renewal option on the lease. The rent payment under this operating lease was $5,855 (equivalent to RMB 40,000) per month. The future minimum rental payment for this lease as of December 31, 2009 was $70,267 (equivalent to RMB480,000).

Total rental expense charged to operations amounted to $70,267 and $69,089 for the years ended December 31, 2009 and 2008, respectively.

13.           COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 stated that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. The Company is waiting for communication from the government concerning payment of the final settlement.  As of and subsequent to December 31, 2009, the Company had not receive further correspondences from the EPA regarding this matter.

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

In 2004, the Cybrdi Maryland completed a private placement arrangement and had issued 5,590,645 ordinary common shares for a net proceed of approximately $1,006,316. In connection with this private placement, the Company incurred a total of $491,596 legal and professional expenses, of which $311,113 were deferred through December 31, 2003, and the full amount were written off against additional paid in capital upon consummation of the transaction. As of December 31, 2009, the Company had 50,456,567 shares of common stock issued and outstanding.

On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company.  As set forth in the Board of Directors’ resolution dated January 15, 2010, the incentive compensation shall be paid by the issuance of 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company.  Compensation cost of $306,000 will be recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

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

In the years ended December 31 2009 and 2008, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2009 and 2008. The reserve funds balance consisted of the following:

	As of December 31,
	2009	2008
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

16.           GOVERNMENT GRANT

In 2009, Chaoying Biotech received certain government grants in the aggregate amount of $8,421 (equivalent to RMB57,523) of which $4,392 (equivalent to RMB30,000) for support of " Human genome SNPs Detection Technology and Engineering" research, and $4,318 (equivalent to RMB30,000) was paid for researching  the project of “TMA technology research center capacity construction”.

In 2008, Chaoying Biotech received certain government grants in the aggregate amount of $11,515 (equivalent to RMB80,000) of which $7,197 (equivalent to RMB50,000) for support of genetic engineering research, and $4,318 (equivalent to RMB30,000)was paid for hiring a foreign technical management in the field of antibody research.  Simultaneously, SD Chaoying also received $117,738 (equivalent to RMB818,000) government grants for developing the encouraged real estate project in Shandong District China.

17.           TAXATION

(a)	Corporation Income Tax

The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2009 and 2008. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future..

(b)	Corporation Income Tax (“CIT”) of the Company’s subsidiary in PRC

Under the Enterprise Income Tax (“EIT”) of the PRC, prior to 2007, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% statutory income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.  Beginning on January 1, 2008, the new EIT law has replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”).  The new standard EIT rate of 25% will replace the 33% rate previously applicable to both DES and FIEs.  The two year tax exemption, six year 50% tax reduction and tax holiday for production-oriented FIEs will be eliminated.  The Company is currently evaluating the effect of the new EIT law on its financial position. According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008.

In the years ended December 31, 2009 and 2008, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. Accordingly, they were not required to accrue and pay any income taxes for the year ended December 31, 2009 and 2008.

The (provision) / recovery for income taxes from continuing operations on income consisted of the following for the years ended December 31, 2009 and 2008:

	2009	2008

Current	$(43,546)	$-
Deferred	8,402	25,218
Total income tax (expense) benefit	$(35,144)	$25,218

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9)%	(9)%
Net effect of tax exmption/non-taxable income/non-deductible expenses	(16)%	(37)%
Valuation allowance	(4)%	-
Effective tax rate	5%	(12)%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009	2008
Deferred income taxes assets :
Fix asset depreciation	$17,077	$15,591
Loss carryforward	8,236	8,236
Inventory recognition	-	3,066
Deferred educaton fee	-	446
Less: Valuation allowance	(25,313)	-
Total Deferred income taxes assets	$-	$27,339

Deferred income taxes liabilities
Expenses not deductible for income taxes	$(9,490)	$-
Fix assets depreciation	-	(1,046)
Deferred education fee	-	(612)
Total deferred income taxes liabilities	(9,490)	(1,658)
Net deferred income taxes assets	$(9,490)	$25,681

Reported as:
Current deferred income tax assets	$-	$5,550
Current deferred income tax liabilities	(9,490)	-
Long-term deferred income tax assets	-	20,131
Net deferred income tax assets	$(9,490)	$25,681

18.           CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Major Customers:
The following summarizes sales to major customers (each comprising 10% or more of revenue):

Years Ended	Number of	Percentage
December 31,	Customers	of Total
2009	1	25.53%
2008	1	69.76%

Major Suppliers:
The following summarizes purchases of raw materials from major suppliers (each comprising 10% or more of purchases):

	Number of	Percentage
Years Ended	Suppliers	of Total
2009	6	100.00%
2008	4	91.54%

Geographical Risks

Approximately 95.57% of the Company’s assets and 100% of the Company’s operations were in the PRC for the year ended December 31, 2009. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the economy of PRC. The Company’s operations in PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, changes in PRC's biotechnology industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

19.           SEGMENT REPORTING

As defined in ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131), the Company has three operating segments, and two reportable segments, including Chaoying Biotech and SD Chaoying.  Chaoying Biotech is primarily in the business of researching, producing, and selling of high-quality tissue arrays and providing related services.  SD Chaoying mainly focused on real estate development and intended to operate a cultural and entertainment center which will encompass a wide variety of recreational and commercial activities.  Earnings performance is measured using segment operating income.

	Years Ended December 31,
	2009	2008
Revenues:
Chaoying Biotech	$462,989	$505,565
SD Chaoying	1,010,632	-
Others	-	-
Total Revenues	$1,473,621	$505,565

	Years Ended December 31,
	2009	2008
Segment (Loss) / Income:
Chaoying Biotech	$(360,045)	$(33,399)
SD Chaoying	(61,305)	30,025
Others	(238,198)	(211,253)
Loss before Income Taxes	$(659,548)	$(214,627)

	Years Ended December 31,
	2009	2008
Total Assets:
Chaoying Biotech	$1,836,951	$3,477,617
SD Chaoying	8,386,621	7,421,284
Others	2,350	14,586
Total assets	$10,225,922	$10,913,487

The following sets forth geographic information relating to the Company’s revenues from external customers attributed to the Company’s country of domicile, China, and attributed to foreign countries.

	Years Ended December 31,
	2009	2008
China	$1,097,381	$152,903
United States	376,240	352,662
Total revenue	$1,473,621	$505,565

All revenues are from external customers.  One major customer from the United States accounted for 25.53% and 69.76% of our total revenues for the years ended December 31, 2009 and 2008.  All long-lived assets are located in China.

20.           SUBSEQUENT EVENTS

In accordance with ASC Topic 855, the Company has evaluated subsequent events and transactions up to and including March 2, 2010 and where necessary, has made the appropriate disclosure.