Form 10-Q
period 2010-03-31
Cybrdi, Inc.
filed 2010-05-17
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐

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
Yes ☐ No ☒

The number of shares of common stock, no par value per share, outstanding as of May 13, 2010 was 65,756,567.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$659,059	$861,457
Accounts receivable	6,006	14,646
Inventories	1,234,255	1,334,463
Due from related companies	219,751	219,716
Loan to unaffiliated company	171,785	171,758
Other receivables and prepaid expenses	188,586	161,891
TOTAL CURRENT ASSETS	2,479,442	2,763,931
PROPERTY, PLANT AND EQUIPMENT, NET	367,236	371,116
CONSTRUCTION IN PROGRESS	6,907,869	6,739,726
INTANGIBLE ASSETS, NET	289,129	312,519
OTHER ASSETS	-	38,630

TOTAL ASSETS	$10,043,676	$10,225,922
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loan	$1,538,259	$1,538,011
Accounts payable	14,251	49,938
Accrued expenses	1,202,879	1,265,695
Deferred revenue	38,268	28,871
Customers deposits	115,285	116,731
Due to related parties	1,812,636	1,786,113
Deferred tax liabilities	9,490	9,490
Other payables	43,644	132,912
TOTAL LIABILITIES	4,774,712	4,927,761

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
65,756,567 and 50,456,567 shares issued and outstanding	3,877,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(1,449,281)	(1,097,141)
Accumulated other comprehensive income	1,092,758	1,075,711
TOTAL STOCKHOLDERS’ EQUITY	3,858,226	3,887,319
NONCONTROLLING INTEREST	1,410,738	1,410,842
TOTAL EQUITY	5,268,964	5,298,161

TOTAL LIABILITIES AND EQUITY	$10,043,676	$10,225,922

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Revenue
Housing	$94,614	$-
Tissue array products	97,830	102,600
Total revenue	192,444	102,600
Cost of Sales
Housing	84,869	-
Tissue array products	64,459	78,517
Total cost of sales	149,328	78,517

Gross Profit	43,116	24,084

Operating Expenses:
Selling and distribution expenses	6,576	15,425
General and administrative expenses	409,317	170,799
Research and development expenses	7,404	-
Total Operating Expenses	423,297	186,224

Loss from Operations	(380,181)	(162,140)

Other Income/(Expense)
Interest income	848	948
Other (expense) income, net	27,089	4,151
Total Other Income, Net	27,937	5,099

Loss before Income Taxes	(352,244)	(157,041)
Income Tax Benefit (Expense)	-	-
Net loss	(352,244)	(157,041)
Net (loss) income attributable to the noncontrolling interest	(104)	(22,315)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(352,140)	$(134,725)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	63,376,567	50,456,567

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31,2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(352,140)	$(134,725)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Issuance of common shares for compensation	306,000	-
Depreciation and amortization	48,164	54,878
Gain on sale of other assets	(28,161)	1,714
Minority interest	(104)	(22,315)
Changes in Operating Assets and Liabilities:
Accounts receivable	8,640	8,271
Inventories	100,400	17,561
Other receivable and prepaid expenses	(26,663)	(32,202)
Accounts payable and accrued expenses	(98,692)	85,927
Deferred revenue	9,390	-
Other payables	(89,269)	(9,185)
Customer deposits	(1,465)	31,891
Net Cash Provided by (Used in) Operating Activities	(123,900)	1,816

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	66,789	-
Repayment proceeds from affiliated companies	3,797	-
Purchase of property, plant, and equipment	(20,790)	-
Payments for construction in progress	(167,019)	(159,113)
Repayment proceeds from loan to unaffiliated companies	-	(12,055)
Net Cash Provided by (Used in) Investing Activities	(117,223)	(171,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders/officers	29,069	44,883
Repayments of loan from related companies	(2,840)	-
Proceeds from short-term loan	-	146,278
Proceeds from loans from related companies	-	70,181
Repayments of long-term debt	-	(12,914)
Net Cash Provided by Financing Activities	26,229	248,428

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(214,893)	79,075
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	12,495	(167)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	861,457	381,357

CASH & CASH EQUIVALENTS, ENDING BALANCE	$659,059	$460,265

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

On March 10, 2007 the Company entered into a Sales Agency Agreement with BioMax, Ltd., a reseller located in USA. In October 2007, in an effort to reduce the general and administrative costs of Cybrdi Maryland, the Company terminated its branch office in the United States. .

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $1,449,281 as of March 31, 2010, including a net loss of $352,140 for the three months ended March 31, 2010. In addition, current liabilities exceeded current assets by $2,295,270 at March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.4 million (equivalent to RMB 23 million) of liquidity is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.

(b)	Additional bank borrowing: SD Chaoying has been in discussion with a local bank for approximately $2.2 million of short-term loan.

(c)
Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $650,000 per year. Management fees will be charged to commercial tenants at a rate of 3% of annual gross revenues.

(d)	Additional advances from related companies: Shaanxi Chaoying Beauty & Cosmetics Group are anticipated to provide up to $730,000 of capital to support operations.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources. There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive to existing stockholders. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

5. Revenue Recognition

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

6. Reverse Merger

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

NOTE B – ASSETS

The March 31, 2010 balance sheet included total current assets of $2,479,442 and non-current assets of $7,564,234. Of these amounts, $659,059 in cash and equivalents and $6,006 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, loan to related companies, loan to unaffiliated company, and other receivable and prepaid expenses. Inventories are mainly finished goods. Other components of inventories include raw materials, work in process, packaging material and housing inventories. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008. As of March 31, 2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $87,901) and RMB 572,591 (equivalent to $83,884), respectively, net of allowance of $83,885 for doubtful interest receivable. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,907,869 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of March 31, 2010, construction-in-progress and land use right of $2.9 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union . Intangible assets included a tissue chip patent. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

As of March 31, 2010, the balance sheet included total liabilities of $4,774,712 which consisted of current liabilities. Included in the current liabilities was short-term loan of $1,538,239 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $2.9 million (equivalent to RMB 20.03 million) and $3.97 million (equivalent to RMB 27.12 million) as of March 31, 2010, respectively. The term of the loan is from August 25, 2009 to August 24, 2010 (total of twelve months). The Annual interest rate for this debt is 7.965%. Additionally, there is another short-term loan of $146,501 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party. Also included in the current liabilities was $1,812,636 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of March 31, 2010, the Company had 65,756,567 and 50,456,567 shares issued and outstanding. Historical information of the surviving company is that of Cybrdi – Maryland.

As of March 31, 2010, the balance sheet included total equity of $5,268,964, of which $1,410,738 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company. As set forth in the Board of Directors’ resolution dated January 15, 2010, the incentive compensation shall be paid by the issuance of 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, the Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, the Chief Financial and Operating Officer of the Company. Compensation cost of $306,000 was recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

NOTE E – INCOME TAXES

Under the Enterprise Income Tax (“EIT”) of the PRC, prior to 2007, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% statutory income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. Beginning on January 1, 2008, the new EIT law has replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate previously applicable to both DES and FIEs. The two year tax exemption, six year 50% tax reduction and tax holiday for production-oriented FIEs will be eliminated. According to the Western Developing Plan implemented by the PRC Government, Chaoying Biotech is entitled to a 50% reduction in EIT of preferential policy, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008.

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for three months ended March 31, 2010 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were also no PRC current taxes for the three months ended March 31, 2010 due to net loss incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2009.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2010. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. As of March 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in the year 2010 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of March 31, 2010, the land use right and construction-in-progress with total book value of $6.9 million (equivalent to RMB 47.0 million) of SD Chaoying were collateralized under the short-term loan of $1,391,758 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	2010 Vs 2009
	March 31, 2010	March 31, 2009	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Housing	$94,614		94,614	100%
Tissue array products	97,830	$102,600	(4,770)	-5%
Total revenue	192,444	102,600	89,844	88%
Cost of Sales
Housing	84,869	-	84,869	100%
Tissue array products	64,459	78,517	(14,058)	-18%
Total cost of sales	149,328	78,517	70,812	90%

Gross Profit	43,116	24,084	19,032	79%

Operating Expenses:
Selling and distribution expenses	6,576	15,425	(8,849)	-57%
General and administrative expenses	409,317	170,798	238,519	140%
Research and development expenses	7,404	-	7,404	100%
Total Operating Expenses	423,297	186,223	237,074	127%

Loss from Operations	(380,181)	(162,140)	(218,042)	134%

Other Income/(Expense)
Interest income	848	948	(100)	-11%
Other (expense) income, net	27,089	4,151	22,938	553%
Total Other (Expense) Income, Net	27,937	5,099	23,838	448%

Loss before Income Taxes	(352,244)	(157,041)	(195,203)	124%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(352,244)	(157,041)	(195,203)	124%

Net (loss) income attributable to the noncontrolling interest	(104)	(22,315)	22,211	-100%

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(352,140)	$(134,725)	(217,416)	161%

Net Sales

Three categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing. The net sales increased $89,844 to $192,444 for the three months ended March 31, 2010 from $102,600 for the three months ended March 31, 2009, an increase of 88%.

Tissue Chip & Kit Products: The net sales decreased $4,770 to $97,830 for the three months ended March 31, 2010 as compared to $102,600 for the three months ended March 31, 2009, a decrease of 5%. The decrease in net sales of tissue chip & kit product was primarily because we adjusted domestic market at the beginning of 2010 . Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax. We will mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the three months ended March 31, 2010 and 2009, resulting in no services revenues for the three months ended March 31, 2010 and 2009.This decrease was primarily attributable to reduced service demand in China.

Housing: The net sales was $94,614 during the first quarter of 2010, SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009. For the three months ended March 31, 2010, an additional 3 units qualified for being recognized as sales revenue after being funded with mortgage loans by the buyers’ bank creditors.

Gross Margin

Gross margin as a percentage of sales decreased to 22% for the three months ended in March 31, 2010 from 23% for three months ended in March 31, 2009. Gross profit for the three months ended in March 31, 2010 increased $19,032 to $43,116 from $24,084 for the three months ended in March 31, 2009, an increase of 79%. The reason for the decrease in gross margin was primarily due to the diluting effect caused by the lower gross margin of SD Chaoying at 10.3%. Gross profit of ChaoYing Biotechnology for the three months ended March 31, 2010 increased to $33,371 from $24,084 for the three months ended in March 31, 2009, mainly due to higher gross margin of the products sold during the current quarter as compared to the same quarter last year.. Gross profit of SD Chaoying for the three months ended March 31, 2010 was $9,745, accounting for approximately 10.3% of sales revenue. Under normal circumstances, the rates of margin of real estate development is lower than other industries.

Operating Expenses

The Company’s operating expenses increased $237,074 to $423,297 for the three months ended March 31, 2010 from $186,223 for the three months ended March 31, 2009, an increase of 127%. This was primarily due to an increase in general and administrative expenses of $238,519 to $409,317 for the three months ended March 31, 2010 compared to $170,798 for the three months ended March 31, 2009. The increase was mainly resulted from the compensation expense of $306,000 recorded during the first quarter of 2010 for 12,000,000 shares and 3,300,000 shares of common stocks issued to the Company’s two key executives, respectively.

Selling expenses decreased $8,849 to $6,576 for the three months ended March 31, 2010 compared to $15,425 for the three months ended March 31, 2009. The decrease in selling expenses was primarily due to the change in our marketing strategy at the beginning of 2010. Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax. As such, the Company could significantly reduce its spending on selling expenses.

Other Income

Other income increased by $22,938 to $27,937 for the three months ended March 31, 2010 as compared to $5,099 for the three months March 31, 2009, an increase of 448%. Other income was mainly comprised of $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first quarter of 2010. The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended March 31 2010, and 2009, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss increased $195,203, or 124%, from $157,041 for the three months ended March 31, 2010 to $352,244 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $131,440 from $(2,163,830) as of December 31, 2009 to $(2,295,270) as of March 31, 2010. The decrease was primarily due to cash and cash equivalents and inventories decreased $202,398 and $100,208 as of March 31, 2010, respectively as compared to the amounts at December 31, 2009.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2010. The primary reason was due to the payment of $167,019 used for the construction in progress of the SD Chaoying project during the three months ended March 31, 2010, and $20,790 used in purchase of operating equipment.

For financing activities, the Company obtained net proceeds of $29,069 from its principal shareholder and officer of the Company for the three months ended March 31, 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $1,449,281 as of March 31, 2010, including a net loss of $352,140 for the three months ended March 31, 2010. In addition, current liabilities exceeded current assets by $2,295,270 at March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.4 million (equivalent to RMB 23 million) of liquidity is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.

(b)	Additional bank borrowing: SD Chaoying has been in discussion with a local bank for approximately $2.2 million of short-term loan.

(c)
Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $650,000 per year. Management fees will be charged to commercial tenants at a rate of 3% of annual gross revenue.

(d)	Additional advances from related companies: Shaanxi Chaoying Beauty & Cosmetics Group are anticipated to provide up to $730,000 of capital to support operations.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of March 31, 2010 and subsequent to December 31, 2009, the Company had not received further correspondences from the EPA regarding this matter.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

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

CYBRDI, INC.

DATE: May 17, 2010	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	Xue Bu
Xue Bu, Principal Financial Officer