Form 10-Q
period 2010-06-30
Cybrdi, Inc.
filed 2010-08-16
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, no par value per share, outstanding as of August 16, 2010 was 65,756,567

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2010

INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$548,730	$861,457
Accounts receivable	6,172	14,646
Inventories	1,190,196	1,334,463
Deferred tax assets	-	-
Due from related companies	220,806	219,716
Loan to unaffiliated company	130,695	171,758
Other receivables and prepaid expenses	202,343	161,891
TOTAL CURRENT ASSETS	2,298,942	2,763,931
PROPERTY, PLANT AND EQUIPMENT, NET	358,022	371,116
CONSTRUCTION IN PROGRESS	7,042,315	6,739,726
INTANGIBLE ASSETS, NET	267,433	312,519
OTHER ASSETS	-	38,630
DEFERRED TAX ASSETS	-	-

TOTAL ASSETS	$9,966,712	$10,225,922

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,548,353	$1,538,011
Accounts payable	12,110	49,938
Accrued expenses	428,297	400,249
Deferred revenue	40,771	28,871
Customers deposits	111,689	116,731
Due to related parties	1,914,036	1,786,113
Deferred tax liabilities	9,553	9,490
Other payables	30,800	132,912
TOTAL CURRENT LIABILITIES	4,095,609	4,062,315
CONSTRUCTION PAYABLE	795,204	865,446
TOTAL LIABILITIES	4,890,813	4,927,761

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
65,756,567 and 50,456,567 shares issued and outstanding	3,877,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(1,622,631)	(1,097,141)
Accumulated other comprehensive income	1,110,079	1,075,711
TOTAL STOCKHOLDERS’ EQUITY	3,702,197	3,887,319
NONCONTROLLING INTEREST	1,373,702	1,410,842
TOTAL EQUITY	5,075,899	5,298,161

TOTAL LIABILITIES AND EQUITY	$9,966,712	$10,225,922

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue
Housing	$41,835	$-	$136,450	$-
Tissue array products	105,107	122,241	202,937	224,842
Total revenue	146,942	122,241	339,386	224,842
Cost of Sales
Housing	48,923	-	133,792	-
Tissue array products	101,493	70,138	165,952	148,655
Total cost of sales	150,416	70,138	299,744	148,655

Gross Profit	(3,474)	52,103	39,642	76,187

Operating Expenses:
Selling and distribution expenses	11,390	22,564	17,966	37,990
General and administrative expenses	193,623	118,084	602,940	288,882
Research and development expenses	2,753	-	10,157	-
Total Operating Expenses	207,766	140,648	602,813	326,872

Loss from Operations	(211,151)	(88,545)	(591,421)	(250,685)

Other Income/(Expense)
Interest income	426	765	1,274	1,714
Other (expense) income, net	429	(347)	27,518	3,804
Total Other Income (Expense), Net	855	419	28,792	5,518

Loss before Income Taxes	(210,386)	(88,126)	(562,630)	(245,168)
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(210,386)	(88,126)	(562,630)	(245,168)
Net loss attributable to the noncontrolling interest	(37,036)	(18,726)	(37,140)	(41,041)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(173,350)	$(69,400)	$(525,490)	$(204,127)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	65,756,567	50,456,567	64,566,567	50,456,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(525,490)	$(204,127)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Issuance of common shares for compensation	306,000	-
Depreciation and amortization	95,264	101,899
Bad debt expense	41,943	-
Gain on sale of other assets	(28,250)	-
Minority interest	(37,140)	(41,041)
Loss on disposal of fixed assets	-	189
Changes in Operating Assets and Liabilities:
Accounts receivable	8,516	1,345
Inventories	152,245	23,621
Other receivable and prepaid expenses	(39,108)	(26,761)
Accounts payable and other current liabilities	(106,437)	(112,682)
Deferred revenue	5,675	-
Customer deposits	(5,789)	356,920
Net Cash (Used in) Provided by Operating Activities	(132,571)	99,364

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	67,325	-
Advance for loan to affiliated companies	(117)	(182,901)
Purchase of property, plant, and equipment	(32,895)	(14,730)
Payments for construction in progress	(331,058)	(465,190)
Repayment proceeds from loan to unaffiliated companies	-	175,615
Net Cash Used in Investing Activities	(296,745)	(487,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	118,136	319,035
Proceeds from short-term loan	-	146,346
Proceeds from shareholders/officers	-	57,610
Repayments of loan from related companies	-	(47,782)
Repayments of long-term debt	-
Repayment to shareholders/officers	-	(2,050)
Net Cash Provided by Financing Activities	118,136	473,160

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(311,179)	85,318
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(1,548)	8,203
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	861,457	381,357

CASH & CASH EQUIVALENTS, ENDING BALANCE	$548,730	$474,877

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with  its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and  a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering,  and lodging, etc. SD Chaoying will have a specific emphasis on  casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for the year ended.  The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in the year 2010 prior to the commencement of operations by merchant tenants.

On March 10, 2007 the Company entered into a Sales Agency Agreement with BioMax, Ltd., a reseller located in USA. In addition, the Company terminated its branch office in USA to reduce the general and administrative costs of Cybrdi Maryland in October 2007.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,622,631 as of June 30, 2010, including net loss of $525,490 for the six months ended June 30, 2010.  In addition, current liabilities exceeded current assets by $1,796,667 at June 30, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.1 million (equivalent to RMB 21 million) of liquidity is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s expectations for dealing with the adverse effects of the conditions:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.
(b)	Additional bank borrowing: SD Chaoying has been in discussion with a local bank for approximately $2.2 million of short-term financing.
(c)
Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at a rate of 3% of annual gross revenue.

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

NOTE B – ASSETS

The June 30, 2010 balance sheet included total current assets of $2,298,942 and non-current assets of $7,667,770.  Of these amounts, $548,730 in cash and equivalents and $6,172 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, amounts due from related companies, a loan to unaffiliated company, and other receivables and prepaid expenses.  Inventories are mainly finished goods.  Other components of inventories include raw materials, work in process, packaging material and housing inventories. Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006.  A remaining balance of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008.  As of June 30,2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $88,477) and RMB 286,295 (equivalent to $42,218), respectively, net of allowance of $126,653 for doubtful interest receivable after charging $41,943 of bad debt expense for the six-month period ended June 30, 2010.  The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

The Company’s management believes and views QuanYe as a suitable alternative financial institution and an optimal way to use its cash on hand.  The regular market interest rate in the PRC is proximately 0.72% per annum. The Company expects to obtain higher interest income for its unused fund through these types of loan arrangements.  However, these advances are unsecured and have a default risk higher than that associated with a bank deposit.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets.  Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets.  The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” in the amount of $7,042,315 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.  As of June 30, 2010, construction-in-progress of $4.10 million and land use right of $2.95 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union.  Intangible assets included a tissue chip patent.  Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

As of June 30, 2010, the balance sheet included total liabilities of $4,890,813 which consisted of current liabilities of $4,095,609 and construction payable of $795,204.  Included in the current liabilities was short-term loan of $1,400,891 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.  This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $2.95 million (equivalent to RMB 20.03 million) and $4.10 million (equivalent to RMB 27.83 million) as of June 30, 2010, respectively.  The term of the loan is from August 25, 2009 to August 24, 2010 (total of twelve months).  The Annual interest rate for this debt is 7.965%.  Additionally, there is another short-term loan of $147,462 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party.  Also included in the current liabilities was $ 1,914,036 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers.  These entities were related to the Company through common ownership and principal officers.  These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of June 30, 2010 and December 31, 2009, the Company had 65,756,567 and 50,456,567 shares issued and outstanding.

As of June 30, 2010, the balance sheet included total equity of $5,075,899, of which $1,373,702 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes.  There were no U.S. current taxes for the six months ended June 30, 2010 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the six months ended June 30, 2010 due to net loss incurred.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2010.  The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner.  SD Chaoying began constructing the facility in September 2007.  The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use.  As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended.  The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in the year 2010 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.  As of June 30, 2010, the land use right and construction-in-progress with total book value of $7.06 million (equivalent to RMB 47.87 million) of SD Chaoying were collateralized under the short-term loan of $1,400,891 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	2010 Vs 2009
	June 30, 2010	June 30, 2009	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Housing	$41,835	-	41,835	100%
Tissue array products	105,107	122,241	(17,135)	-14%
Total revenue	146,942	122,241	24,701	20%
Cost of Sales
Housing	48,923	-	48,923	100%
Tissue array products	101,493	70,138	31,355	45%
Total cost of sales	150,416	70,138	80,278	114%

Gross Profit	(3,474)	52,103	(55,577)	-107%

Operating Expenses:
Selling and distribution expenses	11,390	22,564	(11,174)	-50%
General and administrative expenses	193,623	118,084	75,539	64%
Research and development expenses	2,753	-	2,753	100%
Total Operating Expenses	207,766	140,649	67,117	48%

Loss from Operations	(211,240)	(88,546)	(122,694)	139%

Other Income/(Expense)
Interest income	426	765	(339)	-44%
Other (expense) income, net	429	(347)	776	-224%
Total Other (Expense) Income, Net	855	419	436	104%

Loss before Income Taxes	(210,386)	(88,127)	(122,258)	139%
Income Tax Benefit (Expense)	-	-
Net loss	(210,386)	(88,127)	(122,258)	139%
Net (loss) income attributable to the noncontrolling interest	(37,036)	(18,726)	(18,310)	98%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(173,350)	(69,402)	(103,947)	150%

Net Sales

Two categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing. The net sales increased $24,701 to $146,942 for the three months ended June 30, 2010 from $122,241 for the three months ended June 30, 2009, an increase of 20%.

Tissue Chip & Kit Products: The net sales decreased $17,135 to $105,107 for the three months ended June 30, 2010 as compared to $122,241 for the three months ended June 30, 2009, a decrease of 14%. The decrease in net sales of tissue chip & kit product was primarily because we adjusted our domestic market at the beginning of 2010. Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  We will mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the three months ended June 30, 2010 and 2009, resulting in no services revenues for the three months ended June 30, 2010 and 2009.This decrease was primarily attributable to reduced service demand in China.

Housing: The net  sales were $41,835 during the second quarter of 2010. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  For the three months ended June 30, 2010, an additional 2 units qualified for being recognized as sales revenue.

Gross Margin

Gross margin as a percentage of sales decreased to (2.36)% for the three months ended June 30, 2010 from 42.62% for three months ended in June 30, 2009.  Gross profit for the three months ended June 30, 2010 decreased $55,577 to $(3,474) from $52,103 for the three months ended June 30, 2009, a decrease of 107%.  The reason for the decrease in gross margin was primarily due to the diluting effect caused by the lower gross margin of SD Chaoying at -16.94%.  Gross profit of ChaoYing Biotechnology for the three months ended June 30, 2010 decreased to $3,614 from $52,103 for the three months ended June 30, 2009, mainly due to lower gross margin of the products sold during the current quarter as compared to the same quarter last year.  Gross profit of SD Chaoying for the three months ended June 30, 2010 was $(7,087), accounting for approximately -16.94% of sales revenue. The negative gross profit was mainly derived from one unit sold below cost during the current quarter.

Operating Expenses

The Company’s operating expenses increased $67,117 to $207,766 for the three months ended June 30, 2010 from $140,649 for the three months ended June 30, 2009, an increase of 48%.  This was primarily due to an increase in general and administrative expenses of $75,539 to $193,623 for the three months ended June 30, 2010 compared to $118,084 for the three months ended June 30, 2009.  The increase was mainly resulted from accruing the bad debt expense of $41,943 on interest receivable associated with the loan to QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. As of June 30, 2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $88,477) and RMB 286,295 (equivalent to $42,218), respectively, net of allowance of $126,653 for doubtful interest receivable.

Selling expenses decreased $11,174 to $11,390 for the three months ended June 30, 2010 compared to $22,564 for the three months ended June 30, 2009.  The decrease in selling expenses was primarily due to the change in our marketing strategy at the beginning of 2010.  Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  As such, the Company could significantly reduce its spending on selling expenses.

Other Income

Other income increased by $436 to $855 for the three months ended June 30, 2010 as compared to $419 for the three months June 30, 2009, an increase of 104%.  The increase of other income was mainly due to higher interest income for the three months ended June 30, 2010.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended June 30, 2010, and 2009, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss increased $103,946, or 150%, from $69,402 for the three months ended June 30, 2009 to $173,349 for the three months ended June 30, 2010.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	2010 Vs 2009
	June 30, 2010	June 30, 2009	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Housing	$136,450	-	136,450	100%
Tissue array products	202,937	224,842	(21,905)	-10%
Total revenue	339,386	224,842	114,545	51%
Cost of Sales
Housing	133,792		133,792	100%
Tissue array products	165,952	148,655	17,297	12%
Total cost of sales	299,744	148,655	151,090	102%

Gross Profit	39,642	76,187	(36,545)	-48%

Operating Expenses:
Selling and distribution expenses	17,966	37,990	(20,024)	-53%
General and administrative expenses	602,940	288,882	314,058	109%
Research and development expenses	10,157	-	10,157	100%
Total Operating Expenses	631,063	326,872	304,191	93%

Loss from Operations	(591,421)	(250,685)	(340,736)	136%

Other Income
Interest income	1,274	1,714	(440)	-26%
Other income, net	27,518	3,804	23,714	623%
Total Other Income, Net	28,792	5,518	23,274	422%

Loss before Income Taxes	(562,630)	(245,168)	(317,462)	129%
Income Tax Benefit (Expense)	-	-
Net loss	(562,630)	(245,168)	(317,462)	129%
Net (loss) income attributable to the noncontrolling interest	(37,140)	(41,041)	3,901	-10%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES
	$(525,490)	(204,127)	(321,363)	157%

Net Sales

Two categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing. The net sales increased $114,545 to $339,386 for the six months ended June 30, 2010 from $224,842 for the six months ended June 30, 2009, an increase of 51%.

Tissue Chip & Kit Products: The net sales decreased $21,905 to $202,937 for the six months ended June 30, 2010 as compared to $224,842 for the six months ended June 30, 2009, a decrease of 10%. The decrease in net sales of tissue chip & kit product was primarily because we adjusted domestic market at the beginning of 2010. Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  We will mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the six months ended June 30, 2010 and 2009, resulting in no services revenues for the six months ended June 30, 2010 and 2009.This decrease was primarily attributable to reduced service demand in China.

Housing: The net sales were $136,450 during the first six months of 2010. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  For the six months ended June 30, 2010, an additional 5 units qualified for being recognized as sales revenue after being funded with mortgage loans by the buyers’ bank creditors.

Gross Margin

Gross margin as a percentage of sales decreased to 11.68% for the six months ended in June 30, 2010 from 33.88% for six months ended in June 30, 2009.  Gross profit for the six months ended in June 30, 2010 decreased $36,545 to $39,642 from $76,187 for the six months ended in June 30, 2009, a decrease of 48%.  The reason for the decrease in gross margin was primarily due to the diluting effect caused by the lower gross margin of SD Chaoying at 1.95%.  Gross profit of ChaoYing Biotechnology for the six months ended June 30, 2010 decreased to $36,985 from $76,187 for the year ended June 30, 2009, mainly due to lower gross margin of the products sold during the current period as compared to the same period last year..  Gross profit of SD Chaoying for the year ended June, 2010 was 2,657, accounting for approximately 1.95% of sales revenue. Under normal circumstances, the rates of margin of real estate development are lower than other industries. In addition, one unit sold during the second quarter of 2010 was below cost.

Operating Expenses

The Company’s operating expenses increased $340,736 to $631,063 for the six months ended June 30, 2010 from $326,872 for the six months ended June 30, 2009, an increase of 93%.  This was primarily due to an increase in general and administrative expenses of $314,058 to $602,940 for the six months ended June 30, 2010 compared to $288,882 for the six months ended June 30, 2009.  The increase resulted mainly from the compensation expense of $306,000 recorded during the first quarter of 2010 as a result of the issuance of 12,000,000 shares and 3,300,000 shares of common stocks issued to the Company’s two key executives, respectively.

Selling expenses decreased $20,024 to $17,966 for the six months ended June 30, 2010 as compared to $37,990 for the six months ended June 30, 2009.  The decrease in selling expenses was primarily due to the change in our marketing strategy at the beginning of 2010.  Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  As such, the Company could significantly reduce its spending on selling expenses.

Other Income

Other income increased by $23,274 to $28,792 for the six months ended June 30, 2010 as compared to $5,518 for the six months June 30, 2009, an increase of 422%.  Other income was comprised mainly of $28,250 generated from the sale of non-operating real property of Chao Ying Biotech during the first quarter of 2010.  The net book value of non-operating real property was $38,636 at the time of sale and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company did not record U.S. and PRC current income tax for six months ended June 30 2010, and 2009, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss increased $321,363, or 157%, from $204,127 for the six months ended June 30, 2010 to $525,490 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $498,283 from $(1,298,384) as of December 31, 2009 to $(1,796,667) as of June 30, 2010.  The decrease was primarily due to the decrease in cash and cash equivalents from $861,457 as of December 31, 2009 to $548,730 as of June 30, 2010 and the decrease in inventories from $1,334,463 as of December 31, 2009 to $1,190,196 as of June 30, 2010.

For investing activities, the Company incurred net cash outflow during the six months ended June 30, 2010.  The primary reason was due to the payment of $331,058 used in the construction in progress of the SD Chaoying project during the six months ended June 30, 2010, and $32,895 used in purchase of operating equipment.

For financing activities, the Company obtained net proceeds of $118,136 from its related parties of the Company for the six months ended June 31, 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,622,631 as of June 30, 2010, including net loss of $525,490 for the six months ended June 30, 2010.  In addition, current liabilities exceeded current assets by $1,796,667 at June 30, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.1 million (equivalent to RMB 21 million) of liquidity is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s expecations for dealing with the adverse effects of the conditions:

(e)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.
(f)	Additional bank borrowing: SD Chaoying has been in discussion with a local bank for approximately $2.2 million of short-term financing.
(g)
Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(h)	Additional advances from related companies: Shaanxi Chaoying Beauty & Cosmetics Group are anticipated to provide up to $730,000 of capital to support operational use.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement.  As of June 30, 2010 and subsequent to December 31, 2009, the Company had not received further correspondences from the EPA regarding this matter.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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

CYBRDI, INC.

DATE: August 16, 2010		By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	Xue Bu
Xue Bu, Principal Financial Officer