Form 10-Q
period 2010-09-30
Cybrdi, Inc.
filed 2010-11-22
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, no par value per share, outstanding as of November 19, 2010 was 65,756,567

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2010

INDEX

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$551,738	$861,457
Accounts receivable	12,991	14,646
Inventories	1,089,452	1,334,463
Deferred tax assets	-	-
Due from related companies	224,175	219,716
Loan to unaffiliated company	89,670	171,758
Other receivables and prepaid expenses	151,365	161,891
TOTAL CURRENT ASSETS	2,119,391	2,763,931
PROPERTY, PLANT AND EQUIPMENT, NET	397,569	371,116
CONSTRUCTION IN PROGRESS	7,253,308	6,739,726
INTANGIBLE ASSETS, NET	247,126	312,519
OTHER ASSETS	-	38,630
DEFERRED TAX ASSETS	-	-
TOTAL ASSETS	$10,017,394	$10,225,922

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loan	$1,569,225	$1,538,011
Accounts payable	3,316	49,938
Accrued expenses	466,536	400,249
Deferred revenue	60,337	28,871
Customers deposits	125,447	116,731
Due to related parties	1,958,733	1,786,113
Deferred tax liabilities	9,681	9,490
Other payables	28,794	132,912
TOTAL CURRENT LIABILITIES	4,222,069	4,062,315
CONSTRUCTION PAYABLE	803,213	865,446
TOTAL LIABILITIES	5,025,282	4,927,761

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
65,756,567 and 50,456,567 shares issued and outstanding	3,877,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(1,745,969)	(1,097,141)
Accumulated other comprehensive income	1,176,954	1,075,711
TOTAL STOCKHOLDERS’ EQUITY	3,645,734	3,887,319
NONCONTROLLING INTEREST	1,346,378	1,410,842
TOTAL EQUITY	4,992,112	5,298,161
TOTAL LIABILITIES AND EQUITY	$10,017,394	$10,225,922
See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Housing	$118,076	$-	$254,525	-
Tissue array products	150,399	115,463	353,336	$340,305
Total revenue	268,475	115,463	607,861	340,305
Cost of Sales
Housing	116,809	-	250,601	-
Tissue array products	95,818	77,579	261,770	226,234
Total cost of sales	212,627	77,579	512,371	226,234

Gross Profit	55,849	37,884	95,490	114,071

Operating Expenses:
Selling and distribution expenses	10,956	27,631	28,922	65,621
General and administrative expenses	194,157	113,407	797,097	402,101
Research and development expenses	29	-	10,186	-
Total Operating Expenses	205,142	141,038	836,205	467,722

Loss from Operations	(149,293)	(103,154)	(740,715)	(353,651)

Other Income/(Expense)
Interest income	(396)	501	878	2,215
Other (expense) income, net	(973)	(20,861)	26,545	(17,057)
Loss on disposal of fix assets	-	(6,017)	-	(6,206)
Total Other Income (Expense), Net	(1,369)	(26,377)	27,423	(21,048)

Loss before Income Taxes	(150,662)	(129,531)	(713,292)	(374,700)
Income Taxes	-	-	-	-
Net loss	(150,662)	(129,531)	(713,292)	(374,700)
Net loss attributable to the noncontrolling interest	(27,324)	(34,301)	(64,464)	$(75,342)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(123,338)	$(95,230)	$(648,828)	$(299,358)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	65,756,567	50,456,567	64,963,234	50,456,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(648,828)	$(299,358)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Issuance of common shares for compensation	306,000	-
Depreciation and amortization	132,716	149,163
Bad debt expense	84,123	-
Gain on sale of other assets	(28,248)	-
Minority interest	(64,464)	(75,342)
Loss on disposal of fixed assets	1,050	6,206
Changes in Operating Assets and Liabilities:
Accounts receivable	1,919	(14,725)
Inventories	267,482	37,245
Other receivable and prepaid expenses	13,578	(86,193)
Accounts payable and other current liabilities	(90,430)	7,272
Deferred revenue	34,544	29,936
Customer deposits	6,239	655,719
Net Cash Provided by Operating Activities	15,681	409,923

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	67,361	10,040
Advance for loan to affiliated companies	(3,921)	(93,090)
Purchase of property, plant, and equipment	(81,964)	(16,637)
Payments for construction in progress	(448,516)	(710,284)
Repayment proceeds from loan to unaffiliated companies	-	907,447
Net Cash (Used in) Provided by Investing Activities	(467,040)	97,476

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	145,366	-
Proceeds from short-term loan	-	1,536,807
Proceeds from shareholders/officers	-	74,640
Repayments of loan from related companies	-	(427,378)
(Repayments) Proceeds from long-term debt	-	(1,390,443)
Repayment to shareholders/officers	-	(31,057)
Net Cash Provided by (Used in) Financing Activities	145,366	(237,431)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(305,993)	269,968
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(3,726)	17,324
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	861,457	381,357

CASH & CASH EQUIVALENTS, ENDING BALANCE	$551,738	$668,649

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,745,969 as of September 30, 2010, including net loss of $648,828 for the nine months ended September 30, 2010.  In addition, current liabilities exceeded current assets by $2,102,678 at September 30, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE B – ASSETS

The September 30, 2010 balance sheet included total current assets of $2,119,391 and non-current assets of $7,898,003.  Of these amounts, $551,738 in cash and equivalents and $12,991 in accounts receivable are planned for funding current operations and for future business expansion.

Other current assets also included inventories, Due from related companies, loan to unaffiliated company, and other receivables and prepaid expenses.  Inventories are mainly finished goods.  Other components of inventories include raw materials, work in process, packaging material and housing inventories. Inventories are stated at the lower of cost or market.  Cost of raw materials is determined on the basis of first in first out method (“FIFO”).  Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006.  A remaining balance of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008.  As of September 30,2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $89,670) and RMB 0, respectively, net of allowance of $171,147 for doubtful interest receivable after charging $84,123 of bad debt expense for the nine-month period ended September 30, 2010.  The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets.  Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets.  The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” in the amount of $7,253,308 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.  As of September 30, 2010, construction-in-progress of $4.28 million and land use right of $2.99 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union.  Intangible assets included a tissue chip patent.  Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.

NOTE C - LIABILITIES

As of September 30, 2010, the balance sheet included total liabilities of $5,025,282 which consisted of current liabilities of $4,222,069 and construction payable of $803,213.  Included in the current liabilities was short-term loan of $1,419,775 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.  This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $2.99 million (equivalent to RMB 20.03 million) and $4.28 million (equivalent to RMB 28.6 million) as of September 30, 2010, respectively.  The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum.  The Company renewed the loan with the bank for a new term from August 31, 2010 to August 25, 2011 (total of twelve months) with annual interest rate at 9.558%.  Additionally, there is another short-term loan of $149,450 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party.  Also included in the current liabilities was $ 1,958,733 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers.  These entities were related to the Company through common ownership and principal officers.  These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of September 30, 2010 and December 31, 2009, the Company had 65,756,567 and 50,456,567 shares issued and outstanding.

As of September 30, 2010, the balance sheet included total equity of $4,992,112, of which $1,346,378 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes.  There were no U.S. current taxes for the nine months ended September 30, 2010 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the nine months ended September 30, 2010 due to net loss incurred.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended	Three Months Ended	2010 Vs 2009
	September 30, 2010	September 30, 2009	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Housing	$118,076	-	118,076
Tissue array products	150,399	115,463	34,936
Total revenue	268,475	115,463	153,012
Cost of Sales
Housing	116,809	-	116,809
Tissue array products	95,818	77,579	18,239
Total cost of sales	212,627	77,579	135,047

Gross Profit	55,849	37,884	17,965

Operating Expenses:
Selling and distribution expenses	10,956	27,631	-16,675
General and administrative expenses	194,157	113,407	80,750
Research and development expenses	29	-	29
Total Operating Expenses	205,142	141,038	64,104

Loss from Operations	(149,293)	(103,154)	-46,140

Other Income/(Expense)
Interest income (expense)	(396)	501	-897
Other expense, net	(973)	(20,861)	19,888
Loss on disposal of fix assets	-	(6,017)	6,017
Total Other Expense, Net	(1,369)	(26,377)	25,008

Loss before Income Taxes	(150,662)	(129,531)	-21,131
Income Taxes	-	-
Net loss	(150,662)	(129,531)	-21,131

Net loss attributable to the noncontrolling interest	(27,324)	(34,301)	6,977

Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(123,338)	(95,230)	-28,109

Net Sales

We have two categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing. The net sales increased $153,012 to $268,475 for the three months ended September 30, 2010 from $115,463 for the three months ended September 30, 2009, an increase of 133%.

Tissue Chip & Kit Products: The net sales increased $34,936 to $150,399 for the three months ended September 30, 2010 as compared to $115,463 for the three months ended September 30, 2009, an increase of 30%. The increase in net sales of tissue chip & kit product was primarily because we adjusted our distribution to the domestic market at the beginning of 2010. Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax.  We will mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the three months ended September 30, 2010 and 2009, resulting in no services revenues for the three months ended September 30, 2010 and 2009.This decrease was primarily attributable to reduced service demand in China.

Housing: The net  sales were $118,076 during the third quarter of 2010, SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  For the three months ended September 30, 2010, an additional 4 units qualified for being recognized as sales revenue.

Gross Margin

Gross margin as a percentage of sales decreased to 20.80% for the three months ended in September 30, 2010 from 32.81% for three months ended in September 30, 2009.  Gross profit for the three months ended in September 30, 2010 increased $17,965 to $55,849 from $37,884 for the three months ended in September 30, 2009, an increase of 47%.  The reason for the decrease in gross margin was primarily due to the diluting effect caused by the lower gross margin of SD Chaoying at 1%.  Gross profit of ChaoYing Biotechnology for the three months ended September 30, 2010 increased to $54,581 from $37,884 for the three months ended September 30, 2009.  Gross profit of SD Chaoying for the three months ended September 30, 2010 was $1,267, accounting for approximately 1% of sales revenue.

Operating Expenses

The Company’s operating expenses increased $64,292 to $205,142 for the three months ended September 30, 2010 from $140,850 for the three months ended September 30, 2009, an increase of 46%.  This was primarily due to an increase in general and administrative expenses of $80,938 to $194,157 for the three months ended September 30, 2010 compared to $113,219 for the three months ended September 30, 2009.  The increase was mainly resulted from accruing the bad debt expense of $44,494 on interest receivable associated with the loan to QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. As of September 30,2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $89,670) and RMB 0, respectively, net of allowance of $171,147 for doubtful interest receivable.

Selling expenses decreased $16,675 to $10,956 for the three months ended September 30, 2010 compared to $27,631 for the three months ended September 30, 2009.  The decrease in selling expenses was primarily due to the change in our marketing strategy at the beginning of 2010.  Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax.  As such, the Company could significantly reduce its spending on selling expenses.

Other Expense

Other expense decreased by $25,008 to $1,369 for the three months ended September 30, 2010 as compared to $26,377 for the three months September 30, 2009, a decrease of 95%.  The higher amount of other expense for the three months ended September 30, 2009 was mainly due to the initial bank loan related expenses incurred at SD Chaoying in the amount of $20,531.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended September 30, 2010, and 2009, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss increased $28,107, or 30%, from $95,230 for the three months ended September 30, 2009 to $123,338 for the three months ended September 30, 2010.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

	Nine Months Ended	Nine Months Ended	2010 Vs 2009
	September 30, 2010	September 30, 2009	Increase/ (decrease)
	(Unaudited)	(Unaudited)
Revenue
Housing	$254,525	-	254,525
Tissue array products	353,336	340,305	13,031
Total revenue	607,861	340,305	267,556
Cost of Sales
Housing	250,601	-	250,601
Tissue array products	261,770	226,234	35,536
Total cost of sales	512,371	226,234	286,137

Gross Profit	95,490	114,071	-18,581

Operating Expenses:
Selling and distribution expenses	28,922	65,621	-36,699
General and administrative expenses	797,097	402,101	394,996
Research and development expenses	10,186	-	10,186
Total Operating Expenses	836,205	467,722	368,483

Loss from Operations	(740,715)	(353,651)	-387,064

Other Income/(Expense)
Interest income	878	2,215	-1,337
Other (expense) income, net	26,545	(17,057)	43,602
Loss on disposal of fix assets	-	(6,206)
Total Other Income (Expense), Net	27,423	(21,048)	48,471

Loss before Income Taxes	(713,292)	(374,700)	-338,592
Income Taxes	-	-
Net loss	(713,292)	(374,700)	-338,592
Net loss attributable to the noncontrolling interest	(64,464)	(75,342)	10,878
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(648,828)	$(299,358)	-349,470

Net Sales

Two categories of revenues: sales of tissue chip & kits products and tissue product related services, and housing. The net sales increased $267,556 to $607,861 for the nine months ended September 30, 2010 from $340,305 for the nine months ended September 30, 2009, an increase of 79%.

Tissue Chip & Kit Products: The net sales increased $13,031 to $353,336 for the nine months ended September 30, 2010 as compared to $340,305 for the nine months ended September 30, 2009, an increase of 4%. The increase in net sales of tissue chip & kit product was primarily because we adjusted domestic market at the beginning of 2010. Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  We will mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the nine months ended September 30, 2010 and 2009, resulting in no services revenues for the nine months ended September 30, 2010 and 2009.This decrease was primarily attributable to reduced service demand in China.

Housing: The net sales was $254,525 for the nine mouths ended September 30,of 2010, SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  For the nine months ended September 30, 2010, additional 9 units qualified for being recognized as sales revenue after being funded with mortgage loans by the buyers’ bank creditors.

Gross Margin

Gross margin as a percentage of sales decreased to 15.71% for the nine months ended September 30, 2010 from 33.52% for nine months ended in September 30, 2009.  Gross profit for the nine months ended in September 30, 2010 decreased  $18,581 to $95,490 from $114,071 for the nine months ended in September 30, 2009, a decrease of 16%.  The reason for the decrease in gross margin was primarily due to the diluting effect caused by the lower gross margin of SD Chaoying at 1.54%.  Gross profit of ChaoYing Biotechnology for the nine months ended September 30, 2010 decreased to $91,566 from $114,071 for the nine months ended September 30, 2009, mainly due to lower gross margin of the products sold during the current period as compared to the same period last year..  Gross profit of SD Chaoying for the year ended September, 2010 was $3,925, accounting for approximately 1.54% of sales revenue. Under normal circumstances, the rates of margin of real estate development are lower than other industries.

Operating Expenses

The Company’s operating expenses increased $368,483 to $836,205 for the nine months ended September 30, 2010 from $467,722 for the nine months ended September 30, 2009, an increase of 79%.  This was primarily due to an increase in general and administrative expenses of $394,996 to $797,097 for the nine months ended September 30, 2010 compared to $402,101 for the nine months ended September 30, 2009.  The increase mainly resulted from the compensation expense of $306,000 recorded during the first quarter of 2010 for 12,000,000 shares and 3,300,000 shares of common stocks issued to the Company’s two key executives, respectively.

Selling expenses decreased $36,699 to $28,922 for the nine months ended September 30, 2010 compared to $65,621 for the nine months ended September 30, 2009.  The decrease in selling expenses was primarily due to the change in our marketing strategy at the beginning of 2010.  Our sole domestic sales representative in China will be Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative will be Biomax.  As such, the Company could significantly reduce its spending on selling expenses.

Other Income (Expense)

Other income increased by $48,471 to $27,423 for the nine months ended September 30, 2010 as compared to a net expense of ($21,048) for the nine months September 30, 2009, an increase of 230%.  Other income was mainly comprised of $28,247 generated from the sale of non-operating real property of Chao Ying Biotech during the first quarter of 2010.  The net book value of non-operating real property was $38,746 at the time of sale and net proceeds from the sale amounted to $66,993.In addition, the initial bank loan related expense incurred at SD Chaoying in the amount of $20,531 for the three months ended September30, 2009 also contributed to the higher expense for the nine months ended September 30, 2009.

Income Taxes

The Company did not record U.S. and PRC current income tax for nine months ended September 30 2010, and 2009, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss increased $349,470, or 117%, from $299,358 for the nine months ended September 30, 2010 to $648,828 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (total current asset deduct total current liabilities) decreased by $804,294 from $(1,298,384) as of December 31, 2009 to $(2,102,678) as of September 30, 2010.  The decrease was primarily due to the decrease in cash and cash equivalents from $861,457 as of December 31, 2009 to $551,738 as of September 30,2010, and decrease in inventories from $1,334,463 as of December 31, 2009 to $1,089,452 as of September 30, 2010.  The $172,620 increase in due to related parties from $1,786,113 as of December 31, 2009 to $1,958,733 as of September 30, 2010 also caused the decrease in working capital.

For investing activities, the Company incurred net cash outflow during the nine months ended September 30, 2010.  The primary reason was due to the payment of $448,516 used in the construction in progress of the SD Chaoying project during the nine months ended September 30, 2010, and $81,964 used in purchase of operating equipment.

For financing activities, the Company obtained net proceeds of $145,366 from its related parties of the Company for the nine months ended September  30, 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,745,969 as of September 30, 2010, including net loss of $648,828 for the nine months ended September 30, 2010.  In addition, current liabilities exceeded current assets by $2,102,678 at September 30, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.1 million (equivalent to RMB 21 million) of liquidity is expected to be needed.  The Company, taking into account the available banking facilities, internal financial resource, and support from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the condition:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.4 million.
(b)	Additional bank borrowing: SD Chaoying has been in discussion with a local bank for a short term loan of approximately $2.2 million.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement.  As of September 30, 2010 and subsequent to December 31, 2009, the Company had not received further correspondences from the EPA regarding this matter.

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

CYBRDI, INC.

DATE: November 22, 2010		By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	Xue Bu
Xue Bu, Principal Financial Officer