Form 10-K
period 2010-12-31
Cybrdi, Inc.
filed 2011-04-01
CIK 19002

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐. No ☐ .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2011, the Company had 65,756,567 shares of Common Stock, without par value, outstanding .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of  June 30, 2010 was approximately $1,051,962 based on a closing bid price of $0.03 and a total of  35,065,404  shares held by non-affiliates.

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 6.6023 for assets and liabilities, and average rate of US$1.00 to RMB 6.7682 for revenue and  expenses in year 2010.  There is no assurance that RMB amounts could be converted into US dollars at that rate.  Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation ” of the accompanying financial statements.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner.  On July 28, 2007, Chaoying Biotech invested RMB15 millions to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, human body building and slimming, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended.  The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in the year 2011 prior to the commencement of operations by merchant tenants.

BUSINESS OVERVIEW

Cybrdi is a holding company incorporated with 80% equity in Chaoying Biotech, which is engaged in biotechnology manufacturing, and research and development.. Through Chaoying Biotech, Cybrdi also controls SD Chaoying, a cultural and entertainment company, which is also developing a casino .

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

We supply Biomax Ltd., a United States research and development subcontractor for Pfizer, and, through Biomax we provide our products and services to other major biotechnology companies in the U.S.and Europe such as America Nanoarray. We are also a supplier for the China’s National Biomedical Center, Shanghai Biochip Center, a research partner with Peking University Academy of Military Medical Sciences, and perform dermatological research and development for Lancome and Estee Lauder.  Starting in 2010, our sole domestic sales representative in China was Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative was Biomax.  We mainly distribute our products through these two sales representatives.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company with a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shangdong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. A portion of the  cultural and entertainment part of the facility opened in January 2011 and the balance  remains under construction. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed.  Of 74 total units,  nine units were sold in 2010 and 37 were sold in 2009.

The total cost for the construction is estimated to be $8.2 million.  At present, SD Chaoying has invested approximately $5.4 million in the construction.  The casino has not yet been completed and we intend to engage another party to operate the casino.  We have not yet reached agreement with any operator.  Operation of the casino has been approved by the Shandong Administration for Civil Affairs . We believe that the casino will attract patrons  from surrounding areas and  that the potential for a cultural and entertainment business is enhanced as living standards rise in the region.  We anticipate financing the balance of the construction in part from the sale of the residential units. ..However, there is no assurance regarding the proceeds that will be generated from the sale of the residential units.  We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,847,882 and $1,097,141 as of December 31, 2010 and 2009 respectively, including net losses of $750,740 and $596,946 for the years ended December 31, 2010 and 2009, respectively.  In addition, current liabilities exceeded current assets by $3,123,937 and $2,163,830 at December 31, 2010 and 2009, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $2.8 million (equivalent to RMB 19 million) of capital is expected to be needed.  The Company, taking into account the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)           Sale of housing inventories:  Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.1 million.

(b)          Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(c)           Additional advances from related companies and affiliates:  Mr. Bai, our Chief Executive Officer, advanced $97,317 to the Company in 2010 to finance operations and the costs to maintain the Company’s public status in the U.S.  In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use.  During the year 2010, Shaanxi Chaoying Beauty & Cosmetics Group advanced $88,632 to the Company to finance its operations.

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

MARKETING

Marketing strategy in,ShaanXi,Chaoyina: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Jiangsu , Guangdong, Fujian, Shanxi, Hunan, Hubei ,Zhejiang Province and Shangdong Province. Our domestic sales accounted for approximately 18% of our total sales of ChaoYing Biotech in the fiscal year of 2010   Starting in 2010, our sole domestic sales representative in China has been Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative has been Biomax.  We mainly distribute our products through these two sales representatives.

Marketing strategy in ShanDong,Chaoyina: with the progress of the project construction, we have sold more than half of residential housing units, and the merchants for the culture and entertainment center are also under way, Our residential housing sales accounted for approximately 36% of our total sales revenue in the fiscal year of 2010.  Shandong’s main focus in 2011 will be to occupy the culture and entertainment center with merchant tenants and commence the operation.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with BioMax, a re-seller located in the United States. Under the Sales Agent Agreement, BioMax acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except theP.R.C mainland.   We expect our business in the international market will continue to grow through the efforts of BioMax.  BioMax has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through BioMax, we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan.  In the fiscal year of 2010, BioMax accounted for about 82% of our sales revenue, which also represents our export sales.

MARKET OPPORTUNITIES AND COMPETITION

China Biotech Trends

Biotechnology research has been supported by the Chinese government, having been designated a “key industry” in China's scientific development plan since 1986. However, most biotech investments have been made in the areas of basic research in government funded laboratories or government linked companies which are focused on major scientific discoveries in gene functions. Cybrdi received government grants of $4,300 (equivalent to RMB 29,103) and $8,421 (equivalent to RMB 57,523) during the years ended December 31, 2010 and 2009, respectively.

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

We spent $56,930 and $24,393 in research and development in the 2010 and 2009 fiscal years, respectively.

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

As of December 31, 2010, we had 43 full-time employees, with 38 employees at Chaoying Biotech and 5 at SD Chaoying. All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

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

WE HAVE LOANED APPROXIMATELY $0.09 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $0.09 million, representing 0.9% of the Company's assets.  The loans were placed to earn interest income.  However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations.  Litigation could be costly to enforce the loan obligations and may deprive us of the use of the cash for a significant period of time.  Included in the balance was $173,452 of interest receivable, which was net of $173,452 of allowance for doubtful amount.

RELIANCE ON SINGLE CUSTOMER

We generated 82% of our revenue of tissue array from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2010.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying is building a 19,145 square meters entertainment, culture, casino and lodging facilitites, and another 14,188 square meters residential buildings.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement.  As of and subsequent to December 31, 2010, the Company had not received further correspondences from the EPA regarding this matter.

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

In February 2011, due to the transformation of its market makers to use the platform provided by OTC Markets Group to quote OTC securities, the Company began trading on the OTCQB, a marketplace developed by the OTC Markets Group, as of the reporting date, under the ticker symbol CYDI. The OTCQB is a market tier for U.S. listed companies that are in compliance with their SEC reporting obligations.

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCBB and the Pink Sheets. The reported bids quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

YEAR	PERIOD	HIGH	LOW
2010	First Quarter	0.025	0.020
	Second Quarter	0.050	0.015
	Third Quarter	0.045	0.021
	Fourth Quarter	0.030	0.012

2009	First Quarter	0.020	0.010
	Second Quarter	0.010	0.010
	Third Quarter	0.040	0.010
	Fourth Quarter	0.050	0.010

(a) Transfer Agent

Our transfer agent is  Securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco Tx. 75034.  Their telephone number is 469 633 0101 .

(b) Stockholders

As of March 31, 2011, there were approximately 1,318  record holders of our common stock.  As of March 31, 2011, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

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

ITEM 6.  SELECTED FINANCIAL INFORMATION

We are a “smaller reporting company” and, as such, are not required to provide this information.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing.  The total revenues for the year ended December 31, 2010 was $819,733, a  decrease of approximately 43% from $1,473,621 for the year ended December 31, 2009.

Tissue Chip Product:  Net sales increased $60,223 from $462,989 for the year ended December 31, 2009 to $523,212 for the year ended December 31, 2010, an increase of approximately 13%.  These net sales were generated from our China subsidiary, Chaoying Biotech.  The increase in net sales of tissue chip & kit product was primarily because we adjusted domestic market at the beginning of 2010.  Starting from 2010, our sole domestic sales representative in China has become Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax.  We mainly distribute our products through these two sales representatives.

Housing: During the fourth quarter of 2009, SD Chaoying completed the construction of two six-story multi-family residential buildings containing a total of 72 housing units, 37 of which qualified as being recognized as sales revenue aggregating $1,010,632 for the year ended December 31, 2009.  For the year ended December 31, 2010, additional 9 qualified for being recognized as sales revenue aggregating $296,521. .Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”..

Gross Margin

Gross margin as a percent of sales was 23.02% and 20.45% for the year ended December 31, 2010 and 2009, respectively.  Despite the increase in gross margin at the consolidation level, the gross margin for each of the Company’s two divisions was lower than the prior year.  Gross margin of SD Chaoying slightly decreased from 13.59% for 2009 to 13.30% for 2010, while gross margin of Chaoying Biotech decreased from 35.44% to 28.53%.  Gross profit of SD Chaoying decreased $97,843 from $137,295 for the year ended December 31, 2010 to $39,452 for 2009, mainly due to fewer residential housing units sold in 2010.  Gross profit of ChaoYing Biotechnology for the year ended December 31, 2010 decreased $14,788 to $149,281 from $164,069 for the year ended December 31, 2009, mainly due to decrease in unit sales price of tissue chip sold to the Company’s US distributor, combined with a higher unit cost allocated from fixed costs as a result of a lower production volume during the year of 2010 as compared to the year of 2009.  Comparing gross margin of the two divisions, the dilutive effect from the SD Chaoying’s 13.30% on Chaoying Biotech’s 28.53% in 2010 was less significant as the dilutive effect derived from SD Chaoying’s 13.59% as compared to Chaoying Biotech’s 35.44% in 2009.  As a result, the overall gross margin slightly increased in 2010.

Operating Expenses

The Company’s operating expenses increased $198,271 to $1,061,987 for the year ended December 31, 2010 from $863,716 for the year ended December 31, 2009, an increase of 23%.  This was primarily due to an increase in general and administrative expenses of $139,554 to $951,734 for the year ended December 31, 2010 compared to $812,180 for the year ended December 31, 2009.  The increase was mainly resulted from the compensation expense of $306,000 recorded during the first quarter of 2010 for 12,000,000 shares and 3,300,000 shares of common stocks issued to the Company’s two key executives, respectively.

Selling expenses increased $26,180 to $53,323 for the year ended December 31, 2010 compared to $27,143 for the year ended December 31, 2009.  The increase in selling expenses was primarily due to the higher advertising expenses incurred at SD Chaoying as a result of the opening of the recreation center in late 2010.

Other Income

Net other income increased by $108,969 to $31,720 for the year of 2010 as compared to net other expense of $97,196 for the year 2009.  Other income was mainly comprised of $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first quarter of 2010.  The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company had not recorded a provision for U.S. federal income tax for year ended December 31, 2010 and 2009 due to a net operating loss incurred, and it was not required to accrue income taxes due to the net operation loss for the year ended DECEMBER 31, 2010 and 2009.  According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008.  SD Chaoying is subject to the standard EIT rate of 25%.  The Company had net losses and no income tax provision was recorded for the years ended December 31, 2010 and 2009.  A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

Net Loss

As a result of the above, we incurred a net loss of $750,740 for 2010 as compared to $596,946 for 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit (current assets less current liabilities) of $3,123,937 and $2,163,830 as of December 31, 2010 and 2009.  The increase was primarily due to a decrease in inventories from $1.3 million as of December 31, 2009 to $1.1 million as of December 31, 2009 primarily due to the selling of additional housing inventories at SD Chaoying during 2010.  The increase of loan from related parties from $1.8 million at December 31, 2009 to $2.0 million at December 31, 2010 also attributed to the increase in working capital deficit.

Cash provided by operating activities was $81,148 for the year ended December 31, 2010 as compared to $202,302 for the year ended December 31, 2009.  The primary reason for this decrease was primarily result of an increase in net loss from $694,692 for the year ended December 31, 2009 to $750,740 for the year ended December 31, 2010.

As compared to 2009, cash flows from investing activities for 2010 decreased by $966,702 from $401,262 to $(565,440). This decrease was primarily due to $583,346 of cash used in construction-in-progress for the entertainment center at SD Chaoying in 2010.

Financing activities for the year ended December 31, 2010 included the net cash provided by affiliates to assist our company's operations,. Net cash provided by financing activities increased by $306,596 from $120,628 of net cash used in financing activities in 2009 to $185,968 of net cash provided by financing activities in 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had accumulated deficit of $1,847,882 and $1,097,141 as of December 31, 2010 and 2009, including net losses of $750,740 and $596,946 for the years ended December 31, 2010 and 2009, respectively.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $2.8 million (equivalent to RMB 19 million) of capital is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)           Sale of housing inventories:  Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.1 million.

(b)          Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(c)           Additional advances from related companies and affiliates:  Mr. Bai, our Chief Executive Officer, advanced $97,317 to the Company in 2010 to finance operations and the costs to maintain the Company’s public status in the U.S.  In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate,  is anticipated to provide up to $730,000 of capital to support operational use.  During the year 2010, Shaanxi Chaoying Beauty & Cosmetics Group advanced $88,632 to the Company to finance its operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities.  The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation.  The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately 99% of our assets are located in China, the remaining less than 1% in assets are located in the United States.  Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB 6.6023 to US$1.00 as of DECEMBER 31, 2010.  The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 appears after the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(Not applicable).  There was no information required to be filed on Form 8-k during the fourth quarter of the Company's fiscal year ended December 31, 2010 and not reported. .

PART III

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

		DATE OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT
YanBiao Bai, Chairman, CEO and President	50	2003

Xue Bu, Director, Treasurer andChief Operating Officer	47	2005

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

COMPENSATION PHILOSOPHY

Our board of directors has historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis.  Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  Except for the stock issuances in 2010, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  Senior executives do not have the incentive to take unnecessary risks in order to receive a bonus.   However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by Cybrdi, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each named executive officer.

			SUMMARY COMPENSATION TABLE LONG-TERM
	ANNUAL COMPENSATION		COMPENSATION AWARDS
				STOCK AND	SECURITIES
				OPTION	UNDERLYING	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARD	OPTIONS	COMPENSATION
YanBiao Bai, Chairman, CEO	2010	$100,000	$-0-	12,000,000	$-0-	$-0-
and President	2009	$100,000	$100,000	-0-	$-0-	$-0-
Xue Bu, Director, Treasurer	2010	$11,746	$-0-	3,300,000	$-0-	$-0-
& Chief Operating Officer	2009	$11,638	$42,859	-0-	$-0-	$-0-

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

The following table sets forth, as of March 31, 2011 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 31, 2011, there were issued and outstanding 65,756,567 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER					PERCENTAGE OF
OR DIRECTOR	TITLE	TITLE OF CLASS	NO. OF SHARES		OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	21,125,397	(1)	32.13%

Lei Liu	Former Director	Common	6,234,766	(2)	12.36%

Xue Bu	COO/Treasurer/Dir	Common	3,300,000		5.02%
All officers, directors,
and former director
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

Due from related parties

Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2010	2009
Loan to Shaanxi NuoQi Health Food Co., Ltd. (“Shaanxi NuoQi”)	$128,743	$146,477
Loan to Tianjing Yanfeng Real Estate Co., Ltd. (“Tianjing Yanfeng”)	75,731	73,239
	$204,474	$219,716

	As of December 31,
	2009	2008
Loan to Shaanxi NuoQi Health Food Co., Ltd. (“Shaanxi NuoQi”)	$146,477	$-
Loan to Tianjing Yanfeng Real Estate Co., Ltd. (“Tianjing Yanfeng”)	73,239	146,574
	$219,716	$146,574

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

Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2010	2009
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	$552,471	$447,352
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	378,656	366,193
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	348,363	336,898
Advance from officers and shareholders	744,184	635,670
Total loan from related companies, net	$2,023,674	$1,786,113

	As of December 31,
	2009	2008
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	$447,352	$879,443
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	366,193	366,434
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	336,898	337,120
Advance from officers and shareholders	635,670	471,649
Total loan from related companies, net	$1,786,113	$2,054,646

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group.  Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology.  The above amounts due to relate parties were unsecured, interest free, and due on demand.

Lease agreement

The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2012. There is no renewal option on the lease. The rent payment under this operating lease was $5,855910 (equivalent to RMB 40,000) per month. The future minimum rental payment for this lease as of December 31, 200910 was $70,267920 (equivalent to RMB 480,000).

Total rental expense charged to operations amounted to $70,267920 and $69,08970,267 for the years ended December 31, 200910 and 200809, respectively.

Stock compensation

On January 15, 2010, the Board of Directors authorized incentive compensation to key management of the Company for services it has provided to the Company in the form of the issuance of shares of common stock of the Company 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company.  Compensation cost of $306,000 were recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES XXX

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2010 and 2009:

Services	2010	2009

Audit Fees	$40,000	$40,000

Audit Related Fees

Tax Fees	2,500	12,500

All Other Fees	-	-

TOTAL	$42,500	$52,500

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

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

Date: March 31, 2011	By:	/s/ Yan Biao Bai
By: YanBiao Bai
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiao Bai, Chairman, CEO and President	/s/YanBiao Bai	March 31, 2011

Xue Bu, Director, Treasurer & COO	/s/Xue Bu	March 31, 2011

CYBRDI, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PAGE

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

F-5	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Cybrdi, Inc.

We have audited the accompanying consolidated balance sheet of Cybrdi, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybrdi, Inc. as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 of the consolidated financial statements, the Company has incurred recurring losses, accumulated deficit, and working capital deficit at December 31, 2010 and 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 21, 2011

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and equivalents	$585,020	$861,457
Accounts receivable,net	-	14,646
Inventories	1,090,154	1,334,463
Due from related companies	204,474	219,716
Loan to unaffiliated company	90,877	171,758
Other receivables and prepaid expenses	96,949	161,891
TOTAL CURRENT ASSETS	2,067,474	2,763,931
PROPERTY, PLANT AND EQUIPMENT, NET	1,314,979	371,116
CONSTRUCTION IN PROGRESS	6,557,391	6,739,726
INTANGIBLE ASSETS, NET	226,219	312,519
OTHER ASSETS	-	38,630

TOTAL ASSETS	$10,166,063	$10,225,922

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,590,355	$1,538,011
Accounts payable	4,609	49,938
Accrued expenses	505,054	400,249
Deferred revenue	21,749	28,871
Customers deposits	150,522	116,731
Due to related parties	2,023,674	1,786,113
Deferred tax liabilities	9,812	9,490
Other payables	77,209	132,912
TOTAL CURRENT LIABILITIES	4,382,984	4,062,315
CONSTRUCTION PAYABLE	808,427	865,446
TOTAL LIABILITIES	5,191,411	4,927,761

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, zero shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 65,756,567 and 50,456,567 shares issued and outstanding	3,877,864	3,571,864
Reserve funds	336,885	336,885
Accumulated deficit	(1,847,882)	(1,097,141)
Accumulated other comprehensive income	1,287,737	1,075,711
TOTAL STOCKHOLDERS’ EQUITY	3,654,604	3,887,319
NONCONTROLLING INTEREST	1,320,048	1,410,842
TOTAL EQUITY	4,974,652	5,298,161

TOTAL LIABILITIES AND EQUITY	$10,166,063	$10,225,922

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009
Revenue
Tissue array products	$523,212	$462,989
Housing	296,521	1,010,632
Total revenue	819,733	1,473,621
Cost of Sales
Tissue array products	373,931	298,920
Housing	257,069	873,337
Total cost of sales	631,000	1,172,257

Gross Profit	188,733	301,364

Operating Expenses:
Selling and distribution expenses	53,323	27,143
General and administrative expenses	951,734	812,180
Research and development expenses	56,930	24,393
Total Operating Expenses	1,061,987	863,716

Loss from Operations	(873,254)	(562,352)

Other Income/(Expense)
Net interest (expense) income	(1,367)	2,239
Other income (expense), net	34,886	(93,228)
Loss on disposal of fix assets	(1,799)	(6,207)
Total Other Income (Expense), Net	31,720	(97,196)

Loss before Income Taxes	(841,534)	(659,548)
Income Tax Expense	-	(35,144)
Net loss	(841,534)	(694,692)
Net loss attributable to the noncontrolling interest	(90,794)	(97,746)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(750,740)	$(596,946)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	64,963,234	50,456,567

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
					Accumulated
					Other	Total Common
	Common Stock		Reserve	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Fund	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2007	50,456,567	$3,571,864	$336,885	$(301,321)	$662,209	$4,269,636	$1,499,124	$5,768,760

Net loss	-	-	-	(198,873)	-	(198,873)	9,464	(189,409)

Net changes in foreign currency translation adjustment	-	-	-	-	424,538	424,538	-	424,538

Balance as of December 31, 2008	50,456,567	3,571,864	336,885	(500,194)	1,086,747	4,495,301	1,508,588	6,003,889

Net loss	-	-	-	(596,946)	-	(596,946)	(97,746)	(694,692)

Net changes in foreign currency translation adjustment	-	-	-	-	(11,036)	(11,036)	-	(11,036)

Balance as of December 31, 2009	50,456,567	$3,571,864	$336,885	$(1,097,141)	$1,075,711	3,887,319	$1,410,842	5,298,161
								0
Issuance of common shares for compensation	15,300,000	306,000				306,000		306,000

Net loss	-	-	-	(750,741)	-	(750,741)	(90,794)	(841,535)

Net changes in foreign currency translation adjustment	-	-	-	-	212,026	212,026	-	212,026

Balance as of December 31, 2010	$65,756,567	$3,877,864	$336,885	$(1,847,882)	$1,287,737	$3,654,604	$1,320,048	$4,974,652

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2,009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(750,740)	$(596,946)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Issuance of common shares for compensation	306,000
Depreciation and amortization	172,569	170,501
Bad debt expense	88,422	83,821
Gain on sale of other assets	(28,408)	-
Minority interest	(90,794)	(97,746)
Loss on disposal of fixed assets	1,799	6,207
Deferred taxes benefit	-	35,144
Changes in Operating Assets and Liabilities:
Accounts receivable	10,951	1,017
Inventories	282,626	(19,980)
Other receivable and prepaid expenses	68,727	27,673
Accounts payable and other current liabilities	(3,282)	497,559
Deferred revenue	(5,810)	28,854
Customer deposits	29,088	66,200
Net Cash Provided by Operating Activities	81,148	202,302

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	68,835	10,042
Advance for loan to affiliated companies	21,202	(76,989)
Purchase of property, plant, and equipment	(72,131)	(28,702)
Payments for construction in progress	(583,346)	(243,060)
Repayment proceeds from loan to unaffiliated companies	-	739,971
Net Cash (Used in) Provided by Investing Activities	(565,440)	401,262

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	185,968	447,084
Proceeds from short-term loan	-	1,537,088
Proceeds from shareholders/officers	-	164,233
Repayments of loan from related companies	-	(878,336)
(Repayments) Proceeds from long-term debt	-	(1,390,698)
Repayment to shareholders/officers	-	-
Net Cash Provided by (Used in) Financing Activities	185,968	(120,628)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(298,324)	482,936
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	21,887	(2,836)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	861,457	381,357

CASH & CASH EQUIVALENTS, ENDING BALANCE	$585,020	$861,457

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANICAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

3.           GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $1,847,882 and $1,097,141 as of December 31, 2010 and 2009 respectively, including net losses of $750,740 and $596,946 for the years ended December 31, 2010 and 2009, respectively.  In addition, current liabilities exceeded current assets by $3,123,937 and $2,163,830 at December 31, 2010 and 2009, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and/or advances from related parties or officers/shareholders.  In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $2.8 million (equivalent to RMB 19 million) of liquidity is expected to be needed.  The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.  Management is taking actions to address the company's financial condition and deteriorating liquidity position.  The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories:  Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $1.1 million.

(b) Rental and management fee revenue from the cultural and entertainment center:  Annual rental revenue is estimated to be approximately $650,000 per year.  Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue.

(c) Additional advances from related companies and affiliates:  Mr. Bai, our Chief Executive Officer, advanced $97,317 to the Company in 2010 to finance operations and the costs to maintain the Company’s public status in the U.S.  In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use.  During the year 2010, Shaanxi Chaoying Beauty & Cosmetics Group advanced $88,632 to the Company to finance its operations.

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
Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation for the year ended December 31, 2010.

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
Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  As of December 31, 2010 and 2009, the Company had not recorded an allowance for uncollectible accounts.

(h)	Research and development costs
Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged in 2010 and 2009 were $56,930 and $24,393, respectively.

(i)	Advertising costs
Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $32,275 and $10,675 for the years ended December 31, 2010 and 2009, respectively.

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
Government grants and awards given to the Company’s PRC subsidiary after successful completion of product development projects, or development the encouraged real estate project are recognized as income upon receipts of the awards. The government grants were $4,300 and $8,421 for the years ended December 31, 2010 and 2009, respectively.

(q)	Recent Accounting Pronouncements
In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities.  The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation.  The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

 5.           INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2010	2009
Raw materials	$4,609	$24,206
Work in process	-
Finished goods	299,216	303,015
Housing inventory	786,329	1,007,242
Total	$1,090,154	$1,334,463

6.           LOAN TO UNAFFILIATED COMPANY

Loans to an unaffiliated company consists of loans to QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB29.3Million (equivalent to $3,754,437) since January 2006.  As of December 31, 2010, the principal balance and interest receivable for this loan had been reduced to RMB0.6 Million (equivalent to $90,877) and RMB 1,145,181 (equivalent to $173,452), respectively, net of allowance of $173,452 for doubtful interest receivable.  As of December 31, 2009, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $87,886) and RMB 572,591 (equivalent to $83,871), respectively, net of allowance of $83,871 for doubtful interest receivable.

7.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2010	2009
Buildings	$955,883	$14,648
Machinery and equipments	613,448	523,751
Motor vehicles	325,588	327,705
Office equipments	83,763	87,106
Leasehold improvement	276,882	250,198
Subtotal	2,255,565	1,308,521
Less: Accumulated depreciation and amortization	940,586	937,404
Net value	$1,314,979	$371,116

Depreciation expense for the years ended December 31, 2010 and 2009 were $78,008 and $76,811, respectively.

8.           CONSTRUCTION IN PROGRESS

Construction in progress of $6,557,391 and $6,739,726 as of December 31, 2010 and 2009 respectively mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.

9.           INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2010	2009
Patent	$969,359	$937,454
Software	108,689	105,112
Subtotal	1,078,048	1,042,566
Less: Accumulated amortization	(851,829)	(730,047)
Net value	$226,219	$312,519

Amortization expenses for the years ended December 31, 2010 and 2009 were $94,560 and $93,689, respectively.

Expected amortization expenses for intangible assets in the next five years are as follows:

For the Years Ended December 31,	Amount
2011	$94,560
2012	94,560
2013	31,555
2014	-
2015	-
Total	$220,675

10.         CUSTOMER DEPOSITS

Customer deposits consisted of residential properties down payments amounted to $150,522 and $116,731 as of December 31, 2010 and 2009, respectively.

11.         SHORT –TERM  LOAN

The Company has short-term loan of $1,438,893 (equivalent to RMB9.5million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This short-term loan had been.pledged by the Company’s land use right in SD Chaoying which is worth approximately $3.0 million (equivalent to RMB20 million).   Additionally, there is another short-term loan of $151,462 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party as of December 31, 2010.

12.         RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consisted of loans or advances to the following:
	As of December 31,
	2010	2009
Loan to Shaanxi NuoQi Health Food Co., Ltd. (“Shaanxi NuoQi”)	$128,743	$146,477
Loan to Tianjing Yanfeng Real Estate Co., Ltd. (“Tianjing Yanfeng”)	75,731	73,239
	$204,474	$219,716

Ms. Xue Bu, Chief Operating Officer and Director of the Company, is the Chairman of Shaanxi NuoQi.  Loan to Shaanxi NuoQi was guaranteed by a third-party individual, interest free, and with a term from September 6, 2009 to December 5, 2010.  The term was extended through verbal agreement between the Company and Shaanxi NuoQi after the maturity of the loan.

Mr. Yanbiao Bai, Chief Executive Officer and Chairman of the Company, is the Chairman of Tianjing Yanfeng.  Loan to Tianjing Yanfeng was unsecured, interest free, and is due on demand.

Due to related parties

Due to related parties consisted of the following:
	As of December 31,
	2010	2009
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	$552,471	$447,352
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	378,656	366,193
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	348,363	336,898
Advance from officers and shareholders	744,184	635,670
Total loan from related companies, net	$2,023,674	$1,786,113

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group.  Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology.  The above amounts due to relate parties were unsecured, interest free, and due on demand.

Lease agreement

The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2012. There is no renewal option on the lease. The rent payment under this operating lease was $5,910 (equivalent to RMB 40,000) per month. The future minimum rental payment for this lease as of December 31, 2010 was $70,920 (equivalent to RMB 480,000).

Total rental expense charged to operations amounted to $70,920 and $70,267 for the years ended December 31, 2010 and 2009, respectively.

13.         COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 stated that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. The Company is waiting for communication from the government concerning payment of the final settlement.  As of and subsequent to December 31, 2010, the Company had not receive further correspondences from the EPA regarding this matter.

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

In the years ended December 31 2010 and 2009, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2010 and 2009. The reserve funds balance consisted of the following:

	As of December 31,
	2010	2009
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

16.        GOVERNMENT GRANT

In 2010, Chaoying Biotech received certain government grants in the aggregate amount of $4,300 (equivalent to RMB29,103).

In 2009, Chaoying Biotech received certain government grants in the aggregate amount of $8,421 (equivalent to RMB57,523) of which $4,392 (equivalent to RMB30,000) for support of " Human genome SNPs Detection Technology and Engineering" research, and $4,318 (equivalent to RMB30,000) was paid for researching  the project of “TMA technology research center capacity construction”.

17.         TAXATION

(a)         Corporation Income Tax

The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2010 and 2009. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future..

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

In the years ended December 31, 2010 and 2009, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. Accordingly, they were not required to accrue and pay any income taxes for the year ended December 31, 2010 and 2009.  A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

18.         CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Major Customers:

The following summarizes sales to major customers (each comprising 10% or more of revenue):

`	Number of	Percentage
December 31,	Customers	of Total
2010	1	53%
2009	1	26%

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each comprising 10% or more of purchases):

	Number of	Percentage
Years Ended	Suppliers	of Total
2010	3	49%
2009	6	100%

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

	Years Ended December 31,
	2010	2009
Revenues:
Chaoying Biotech	$523,212	$462,989
SD Chaoying	296,521	1,010,632
Others	-	-
Total Revenues	$819,733	$1,473,621

	Years Ended December 31,
	2010	2009
Segment (Loss) / Income:
Chaoying Biotech	$(213,373)	$(360,045)
SD Chaoying	(144,217)	(61,305)
Others	(483,944)	(238,198)
Loss before Income Taxes	$(841,534)	$(659,548)

	Years Ended December 31,
	2010	2009
Total Assets:
Chaoying Biotech	$1,739,433	$1,836,951
SD Chaoying	8,424,499	8,386,621
Others	2,131	2,350
Total assets	$10,166,063	$10,225,922

The following sets forth geographic information relating to the Company’s revenues from external customers attributed to the Company’s country of domicile, China, and attributed to foreign countries.

	Years Ended December 31,
	2010	2009
China	$388,612	$1,097,381
United States	431,121	376,240
Total revenue	$819,733	$1,473,621

All revenues are from external customers.  One major customer from the United States accounted for 53% and 26% of our total revenues for the years ended December 31, 2010 and 2009.  All long-lived assets are located in China.