Form 10-Q
period 2011-03-31
Cybrdi, Inc.
filed 2011-05-17
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of May 17, 2011 was  65,756,567.

CYBRDI, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31,2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$426,654	$585,020
Inventories	1,106,776	1,090,154
Due from related companies	335,965	204,474
Loan to unaffiliated company,net	45,813	90,877
Other receivables and prepaid expenses	93,686	96,949
TOTAL CURRENT ASSETS	2,008,894	2,067,474
PROPERTY, PLANT AND EQUIPMENT, NET	1,333,350	1,314,979
CONSTRUCTION IN PROGRESS	6,010,764	6,557,391
INTANGIBLE ASSETS, NET	839,252	226,219

TOTAL ASSETS	$10,192,260	$10,166,063

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,603,470	$1,590,355
Accounts payable	5,807	4,609
Accrued expenses	524,722	505,054
Deferred revenue	23,415	21,749
Customers deposits	152,668	150,522
Due to related parties	2,185,459	2,023,674
Deferred tax liabilities	9,893	9,812
Other payables	43,876	77,209
TOTAL CURRENT LIABILITIES	4,549,310	4,382,984
CONSTRUCTION PAYABLE	815,093	808,427
TOTAL LIABILITIES	5,364,403	5,191,411

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized,
no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized,
65,756,567 shares issued and outstanding	3,877,864	3,877,864
Reserve funds	336,885	336,885
Accumulated deficit	(2,011,572)	(1,847,882)
Accumulated other comprehensive income	1,329,642	1,287,737
TOTAL STOCKHOLDERS’ EQUITY	3,532,819	3,654,604
NONCONTROLLING INTEREST	1,295,038	1,320,048
TOTAL EQUITY	4,827,857	4,974,652

TOTAL LIABILITIES AND EQUITY	$10,192,260	$10,166,063

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue
Housing	$-	$94,614
Commercial rental	-	-
Tissue array products	113,811	97,830
Total revenue	113,811	192,444
Cost of Sales
Housing	-	84,869
Commercial rental	14,627	-
Tissue array products	87,148	64,459
Total cost of sales	101,775	149,328

Gross Profit	12,036	43,116

Operating Expenses:
Professional fees	46,326	24,227
Bad debt expense	45,604	-
Salaries and wages	40,483	343,679
Depreciation and amortization	36,272	35,358
Other general and administrative expenses	26,355	6,053
Selling and distribution expenses	6,425	6,576
Research and development expenses	-	7,404
Total Operating Expenses	201,465	423,297

Loss from Operations	(189,429)	(380,181)

Other Income
Interest income	487	848
Other income, net	243	27,089
Total Other Income, Net	730	27,937

Loss before Income Taxes	(188,699)	(352,244)
Income Tax Benefit (Expense)	-	-
Net loss	(188,699)	(352,244)
Net loss attributable to the noncontrolling interest	(25,009)	(104)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(163,690)	$(352,140)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	65,756,567	63,376,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,690)	$(352,140)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	65,698	48,164
Bad debt expense	45,604	-
Issuance of common shares for compensation	-	306,000
Gain on sale of other assets	-	(28,161)
Minority interest	(25,009)	(104)
Changes in Operating Assets and Liabilities:
Accounts receivable	-	8,640
Inventories	(7,598)	100,400
Other receivable and prepaid expenses	4,043	(26,663)
Accounts payable and other current liabilities	31,392	(187,961)
Deferred revenue	-	9,390
Customer deposits	901	(1,465)
Net Cash Used in Operating Activities	(48,659)	(123,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	-	66,789
Advance for loan to affiliated companies	(130,997)	-
Purchase of property, plant, and equipment	(45,689)	(20,790)
Payments for construction in progress	(37,920)	(167,019)
Repayment proceeds from affiliated companies	-	3,797
Net Cash Used in Investing Activities	(214,606)	(117,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	18,242	-
Proceeds from shareholders/officers	82,595	29,069
Repayments of loan from related companies	-	(2,840)
Net Cash Provided by Financing Activities	100,837	26,229

NET DECREASE IN CASH & CASH EQUIVALENTS	(162,428)	(214,893)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	4,062	12,495
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	585,020	861,457

CASH & CASH EQUIVALENTS, ENDING BALANCE	$426,654	$659,059

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $2,011,572 and $1,847,882 as of March 31, 2011 and December 31, 2010, including net losses of $163,690 and $352,140 for the three months ended March 31, 2011 and 2010, respectively.  In addition, current liabilities exceeded current assets by $2,540,416 and $2,315,510 at March 31, 2011 and December 31, 2010, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)           Additional advances from related companies and affiliates:  Mr. Bai, our Chief Executive Officer, advanced $52,116 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S.  In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use.  During the year 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $18,242 to the Company to finance its operations.

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

8. Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE B – ASSETS

The March 31, 2011 balance sheet included total current assets of $2,008,894 and non-current assets of $8,183,366.  Of these amounts, $426,654 in cash and equivalents is planned for funding current operations and for future business expansion.

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

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006.  A remaining balance of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008.  As of March 31, 2011, the principal balance and interest receivable for this loan had been reduced to RMB 0.3 Million (equivalent to $45,813) and RMB 0, respectively, net of allowance of $45,813 and $174,882 for doubtful principal balance receivable and interest receivable after charging $45,604 of bad debt expense for the three-month period ended March 31, 2011.  The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets.  Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”).  Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets.  The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively.  The “construction in progress” in the amount of $6,010,764 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.  As of March 31, 2011, construction-in-progress of $3.59 million and land use rights of $3.05 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union.  For the $3.05 million land use rights, $2.42 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization.  Intangible assets included a tissue chip patent at Chaoying Biotech and $0.63 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying.  Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis.  The patent is being amortized over its estimated life of 10 years.  The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of March 31, 2011, the balance sheet included total liabilities of $5,364,403 which consisted of current liabilities of $4,549,310 and construction payable of $815,093. Included in the current liabilities was short-term loan of $1,450,758 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC.  This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.05 million (equivalent to RMB 20.03 million) and $3.59 million (equivalent to RMB 23.5 million) as of March 31, 2011, respectively. For the $3.05 million land use rights, $2.42 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization.  The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum.  The Company renewed the loan with the bank for a new term from August 31, 2010 to August 25, 2011 (total of twelve months) with annual interest rate at 9.558%.  Additionally, there is another short-term loan of $152,711 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party.  Also included in the current liabilities was $ 2,185,459 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers.  These entities were related to the Company through common ownership and principal officers.  These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of March 31, 2011 and December 31, 2010, the Company had 65,756,567 shares issued and outstanding.

As of March 31, 2011, the balance sheet included total equity of $4,827,857, of which $1,295,038 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes.  There were no U.S. current taxes for the three months ended March 31, 2011 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007.  There were also no PRC current taxes for the three months ended March 31, 2011 due to net loss incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause its actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond its control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to its financial statements and the notes thereto. Except for its ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Cybrdi believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Cybrdi and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis," including the discussion under "Risk Factors" thereunder. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2010.  The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner.  SD Chaoying began constructing the facility in September 2007.  The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use.  As of December 31, 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended.  The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed.  Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, but which are expected to be completed in 2011 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs.  In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility.  SD Chaoying agreed not to charge fees from Victoria during the first year of operation as the trial period.  As of March 31, 2011, the land use right and construction-in-progress with total book value of $6.65 million (equivalent to RMB 43.52 million) of SD Chaoying were collateralized under the short-term loan of $1,450,758 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
Revenue
Housing	$-	$94,614	$(94,614)	-100%
Commercial rental	-	-	-	-
Tissue array products	113,811	97,830	15,981	16%
Total revenue	113,811	192,444	(78,633)	-41%
Cost of Sales
Housing	-	84,869	(84,869)	-100%
Commercial rental	14,627	-	14,627	-
Tissue array products	87,148	64,459	22,689	35%
Total cost of sales	101,775	149,328	(47,553)	-32%
Gross Profit	12,036	43,116	(31,080)	-72%
Operating Expenses:
Professional fees	46,326	24,227	22,099	91%
Bad debt expense	45,604	-	45,604	-
Salaries and wages	40,483	343,679	(303,196)	-88%
Depreciation and amortization	36,272	35,358	914	3%
Other general and administrative expenses	26,355	6,053	20,302	335%
Selling and distribution expenses	6,425	6,576	(151)	-2%
Research and development expenses	-	7,404	(7,404)	-100%
Total Operating Expenses	201,465	423,297	(221,832)	-52%
Loss from Operations	(189,429)	(380,181)	190,752	-50%
Other Income
Interest income	487	848	(361)	-43%
Other income, net	243	27,089	(26,846)	-99%
Total Other Income, Net	730	27,937	(27,207)	-97%
Loss before Income Taxes	(188,699)	(352,244)	163,545	-46%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(188,699)	(352,244)	163,545	-46%
Net loss attributable to the noncontrolling interest	(25,009)	(104)	(24,905)	23947%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(163,690)	$(352,140)	$188,450	-54%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing.  The net sales decreased $78,633 to $113,811 for the three months ended March 31, 2011 from $192,444 for the three months ended March 31, 2010, a decrease of 40.86%.

Tissue Chip & Kit Products: The net sales increased $15,981 to $113,811 for the three months ended March 31, 2011 as compared to $97,830 for the three months ended March 31, 2010, an increase of 16.34%. The increase in net sales of tissue chip & kit product was primarily because we adjusted domestic market at the beginning of 2010. Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax.  We mainly distribute our products through these two sales representatives.

Tissue product related services: No technical service order was received for the three months ended March 31, 2011 and 2010, resulting in no services revenues for the three months ended March 31, 2011 and 2010.This decrease was primarily attributable to reduced service demand in China.

Housing: No residential units were sold during the first quarter of 2011.  SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,060,632 for the years ended December 31, 2010 and 2009.  Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales decreased to 10.6% for the three months ended in March 31, 2011 from 22.4% for three months ended in March 31, 2010.  Gross profit for the three months ended in March 31, 2011 decreased $31,080 to $12,036 from $43,116 for the three months ended in March 31, 2010, a decrease of 72%.  The decrease in gross profit and margin was mainly due to weak sales in the residential housing segment, whereas in the commercial property segment, the commencement of the business has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased $221,832 to $201,465 for the three months ended March 31, 2011 from $423,297 for the three months ended March 31, 2010, a decrease of 52%.  This was primarily due to a decrease in salaries and wages of $303,196 from $343,679 for the three months ended March 31, 2010 to $40,483 for the current quarter, partially offset by an increase of $45,604 bad debt from $0 for the first quarter prior year to $45,604 for the current quarter, an increase of $22,099 in professional fees from $24,227 for the first quarter prior year to $46,326 for the current quarter, and an increase of $20,302 in other general and administrative expenses from $6,053 for the first quarter prior year to $26,355 for the current quarter.

Other Income

Other income decreased by $27,207 to $730 for the three months ended March 31, 2011 as compared to $27,937 for the three months ended March 31, 2010, a decrease of 97%.  Other income was mainly comprised of $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first quarter of 2010.  The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended March 31, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $163,545, or 46%, from $352,244 for the three months ended March 31, 2010 to $188,699 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $224,906 from $(2,315,510) as of December 31, 2010 to $(2,540,416) as of March 31, 2011.  The increase was primarily due to decrease in cash and cash equivalents from $585,020 as of December 31, 2010 to $426,654 as of March 31,2011, and decrease in loan to unaffiliated company from $90,877 as of December 31, 2010 to $45,813 as of March 31, 2011, partially offset by increase in due from related companies from $204,474 as of December 31, 2010 to $335,965 as of March 31, 2011.  The $161,785 increase in due to related parties from $2,023,474 as of December 31, 2010 to $2,185,459 as of March 31, 2011 also caused the increase in working capital deficit.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2011.  The primary reason was due to the payment of $130,997 advance for loan to an affiliated company, $37,920 used in the construction in progress of the SD Chaoying project during the three months ended March 31, 2011, and $45,689 used in purchase of operating equipment.

For financing activities, the Company obtained net proceeds of $100,837 from its related parties of the Company for the three months ended March  31, 2011.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.  The Company had an accumulated deficit of $2,011,572 and $1,847,882 as of March 31, 2011 and December 31, 2010, including net losses of $163,690 and $352,140 for the three months ended March 31, 2011 and 2010, respectively.  In addition, current liabilities exceeded current assets by $2,540,416 and $2,315,510 at March 31, 2011 and December 31, 2010, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)           Additional advances from related companies and affiliates:  Mr. Bai, our Chief Executive Officer, advanced $52,116 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S.  In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use.  During the year 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $18,242 to the Company to finance its operations.

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

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California.  We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement.  As of March 31, 2011 and subsequent to December 31, 2010, the Company had not received further correspondences from the EPA regarding this matter.

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

CYBRDI, INC.

DATE: May 16, 2011	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/Xue Bu
Xue Bu, Principal Financial Officer