Form 10-Q
period 2011-06-30
Cybrdi, Inc.
filed 2011-08-22
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 09081

CYBRDI, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA
(State or other jurisdiction of incorporation or organization)

95-2461404
(I.R.S. Employer ID No)

No 29 Chang'An South Road Xi'an Shaanxi P.R. China 71006 1
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

Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

The number of shares of common stock, no par value per share, outstanding as of August 19, 2011 was 65,756,567.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$524,208	$585,020
Inventories	1,129,380	1,090,154
Due from related companies	247,544	204,474
Loan to unaffiliated company,net	23,207	90,877
Other receivables and prepaid expenses	92,779	96,949
Advance to suppliers	9,654	-
TOTAL CURRENT ASSETS	2,026,772	2,067,474
PROPERTY, PLANT AND EQUIPMENT, NET	1,311,659	1,314,979
CONSTRUCTION IN PROGRESS	6,105,086	6,557,391
INTANGIBLE ASSETS, NET	819,968	226,219
TOTAL ASSETS	$10,263,485	$10,166,063
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loan	$1,624,507	$1,590,355
Accounts payable	4,708	4,609
Accrued expenses	560,593	505,054
Deferred revenue	26,641	21,749
Customers deposits	154,671	150,522
Due to related parties	2,268,323	2,023,674
Deferred tax liabilities	10,022	9,812
Other payables	50,470	77,209
TOTAL CURRENT LIABILITIES	4,699,935	4,382,984
CONSTRUCTION PAYABLE	825,787	808,427
TOTAL LIABILITIES	5,525,722	5,191,411
EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, 65,756,567 shares issued and outstanding	3,877,864	3,877,864
Reserve funds	336,885	336,885
Accumulated deficit	(2,121,407)	(1,847,882)
Accumulated other comprehensive income	1,377,543	1,287,737
TOTAL STOCKHOLDERS’ EQUITY	3,470,885	3,654,604
NONCONTROLLING INTEREST	1,266,878	1,320,048
TOTAL EQUITY	4,737,763	4,974,652
TOTAL LIABILITIES AND EQUITY	$10,263,485	$10,166,063

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Housing	$-	$41,835	$-	$136,450
Commercial rental	-	-	-	-
Tissue array products	123,419	105,107	237,230	202,937
Total revenue	123,419	146,942	237,230	339,386
Cost of Sales
Housing	-	48,923	-	133,792
Commercial rental	17,125	-	31,752	-
Tissue array products	102,176	101,493	189,324	165,952
Total cost of sales	119,301	150,416	221,076	299,744
Gross Profit	4,118	(3,474)	16,154	39,642
Operating Expenses:
Salaries and wages	41,093	45,357	81,576	389,036
Depreciation and amortization	36,721	35,376	72,993	70,733
Bad debt expense	23,226	41,943	68,830	41,943
Professional fees	10,782	8,659	57,108	32,886
Selling and distribution expenses	3,786	11,291	10,211	17,966
Other general and administrative expenses	25,407	62,386	51,762	68,342
Research and development expenses	-	2,754	-	10,157
Total Operating Expenses	141,015	207,766	342,480	631,063
Loss from Operations	(136,897)	(211,240)	(326,326)	(591,421)
Other Income (Expense)
Interest income (expense)	(1,085)	426	(598)	1,274
Other income (expense), net	(14)	429	229	27,518
Total Other Income (Expense), Net	(1,099)	855	(369)	28,792
Loss before Income Taxes	(137,996)	(210,386)	(326,695)	(562,630)
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(137,996)	(210,386)	(326,695)	(562,630)
Net loss attributable to the noncontrolling interest	(28,160)	(37,036)	(53,169)	(37,140)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(109,836)	$(173,350)	$(273,526)	$(525,490)
Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Shares Outstanding
Basic and Diluted	65,756,567	64,566,567	65,756,567	64,566,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(273,526)	$(525,490)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	135,345	95,264
Bad debt expense	68,830	41,943
Minority interest	(53,169)	(37,140)
Issuance of common shares for compensation	-	306,000
Gain on sale of other assets	-	(28,250)
Changes in Operating Assets and Liabilities:
Accounts receivable	-	8,516
Inventories	(15,636)	152,245
Other receivable and prepaid expenses	(3,365)	(39,108)
Accounts payable and other current liabilities	81,043	(106,437)
Deferred revenue	-	5,675
Customer deposits	906	(5,789)
Net Cash Used in Operating Activities	(59,571)	(132,571)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	-	67,325
Advance for loan to affiliated companies	(38,480)	(117)
Purchase of property, plant, and equipment	(46,523)	(32,895)
Payments for construction in progress	(87,100)	(331,058)
Net Cash Used in Investing Activities	(172,104)	(296,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	36,710	118,136
Proceeds from shareholders/officers	122,469	-
Net Cash Provided by Financing Activities	159,178	118,136
NET DECREASE IN CASH & CASH EQUIVALENTS	(72,497)	(311,179)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALEN	11,685	(1,548)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	585,020	861,457
CASH & CASH EQUIVALENTS, ENDING BALANCE	$524,208	$548,730
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$86,084	$64,893
Income taxes paid	$-	$-
NONCASH INVESTING TRANSACTIONS
Construction-in-progress incurred by accrued construction payable	$17,360	$70,242
Debt-Equity Conversion	$-	$-

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

On July 26 , 2007, Chaoying Biotech entered into an acquisition agreement with its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and a director is also a principal of its Chinese partner On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for 2009. The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in 2011 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction.

On March 10, 2007 the Company entered into a Sales Agency Agreement with BioMax, Ltd., a reseller located in the United States.

Chaoying Biotech invested $154,732 (equivalent to RMB 1 million) to restore a previously established Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”) on April 29, 2011 and held 100% of the equity interest. Shaanxi Chaoying Clinical Pathology Institute is a privately held entity established on July 31, 2003, whose main business includes pathology research and consulting, consulting and diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Its sole shareholder has been Chaoying Biotech. However, Chaoying Biotech withdrew the original investment in IOSCCP in September 2007 as we believed that both internal and external conditions of IOSCCP were not mature at that time. In light of foreseeable benefits and new business opportunities from operating this entity, we resumed its business and re-invested $154,732 (equivalent to RMB 1 million)  in it in April 2011.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,121,407 and $1,847,882 as of June 30, 2011 and December 31, 2010, including net losses of $273,526 and $525,490 for the six months ended June 30, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,673,163 and $2,315,510 at June 30, 2011 and December 31, 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)    Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $61,209 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $764,780 (equivalent to RMB 5 million) of capital to support operations. During 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $36,710 to the Company to finance its operations.

The Company may require additional funds and may seek to raise such funds though public and private financings or from other sources. There is no assurance that management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

NOTE B – ASSETS

The June 30, 2011 balance sheet included total current assets of $2,026,772 and non-current assets of $8,236,713. Of these amounts, $524,208 in cash and equivalents is planned for funding current operations and for future business expansion.

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

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $3,849,185) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,069,989) was extended to and expired on March 24, 2008. As of June 30, 2011, the principal balance and interest receivable for this loan had been reduced to RMB 0.15 Million (equivalent to $23,207) and RMB 0, respectively, net of allowance of $69,622 and $177,177 for doubtful principal balance receivable and interest receivable after charging $68,830 of bad debt expense for the six-month period ended June 30, 2011. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,105,086 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of June 30, 2011, construction-in-progress of $3.65 million and land use rights of $3.09 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union. For the $3.09 million land use rights, $2.45 million was classified under construction-in-progress for the commercial property and the remaining $0.64 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.64 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of June 30, 2011, the balance sheet included total liabilities of $5,525,722, which consisted of current liabilities of $4,699,935 and construction payable of $825,787. Included in the current liabilities was a short-term loan of $1,469,791 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.09 million (equivalent to RMB 20.03 million) and $3.65million (equivalent to RMB 23.59 million) as of June 30, 2011, respectively. For the $3.09 million land use rights, $2.45 million was classified under construction-in-progress for the commercial property and the remaining $0.64 million was classified under intangible assets subject to amortization. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. The Company renewed the loan with the bank for a new term from August 31, 2010 to August 25, 2011 (total of twelve months) with annual interest rate at 9.558% . Additionally, there is another short-term loan of $154,715 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party. Also included in the current liabilities was $2,268,323 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of June 30, 2011 and December 31, 2010, the Company had 65,756,567 shares issued and outstanding.

As of June 30, 2011, the balance sheet included total equity of $4,737,763, of which $1,266,878was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the three months ended June 30, 2011 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were also no PRC current taxes for the three months ended June 30, 2011 due to net loss incurred.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause its actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond its control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to its financial statements and the notes thereto. Except for its ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Cybrdi believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Cybrdi and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis." The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

The Company’s business strategy and focus in the near future include

  Enhancing R&D in TMAs and technical service

  Expanding its product portfolio and virtual tissue array data bank (vTMAB)

  Launching the health diagnosis kit for obesity and skin disease

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

Commencing in the third quarter of 2007, the Company developed a new gene detective tissue array, called New Kits, and began to offer them to its customers.

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2010. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. As of December 31, 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, but which are expected to be completed in 2011 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs. In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying agreed not to charge fees from Victoria during the first year of operation as the trial period. As of June 30, 2011, the land use right and construction-in-progress with total book value of $6.74 million (equivalent to RMB 44.00 million) of SD Chaoying were collateralized under the short-term loan of $1,469,791 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue
Housing	$-	$41,835	$(41,835)	-100%
Commercial rental	-	-	-
Tissue array products	123,419	105,107	18,312	17%
Total revenue	123,419	146,942	(23,523)	-16%
Cost of Sales
Housing	-	48,923	(48,923)	-100%
Commercial rental	17,125	-	17,125	100%
Tissue array products	102,176	101,493	683	1%
Total cost of sales	119,301	150,416	(31,115)	-21%
Gross Profit	4,118	(3,474)	7,592	-219%
Operating Expenses:
Professional fees	10,782	8,659	2,123	25%
Bad debt expense	23,226	41,943	(18,717)	-45%
Salaries and wages	41,093	45,357	(4,264)	-9%
Depreciation and amortization	36,721	35,376	1,345	4%
Other general and administrative expenses	25,407	62,386	(36,979)	-59%
Selling and distribution expenses	3,786	11,291	(7,505)	-66%
Research and development expenses	-	2,754	(2,754)	-100%
Total Operating Expenses	141,015	207,766	(66,751)	-32%
Loss from Operations	(136,897)	(211,240)	74,343	-35%
Other Income (Expense)
Interest income (expense)	(1,085)	426	(1,511)	-355%
Other income (expense), net	(14)	429	(443)	-103%
Total Other Income (Expense), Net	(1,099)	855	(1,954)	-229%
Loss before Income Taxes	(137,996)	(210,386)	72,389	-34%
Income Tax Benefit (Expense)	-	-	-
Net loss	(137,996)	(210,386)	72,389	-34%
Net loss attributable to the noncontrolling interest	(28,160)	(37,036)	8,876	-24%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(109,836)	$(173,350)	$63,513	-37%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $23,523 to $123,419 for the three months ended June 30, 2011 from $146,942 for the three months ended June 30, 2010, a decrease of 16%.

Tissue Chip & Kit Products: The net sales increased $18,312 to $123,419 for the three months ended June 30, 2011 as compared to $105,107 for the three months ended June, 2010, an increase of 17%. The increase in net sales of tissue chip & kit product was primarily because we adjusted the domestic market at the beginning of 2010. Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: No residential units were sold during the second quarter of 2011. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,060,632 for the years ended December 31, 2010 and 2009. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales increased to 3.34% for the three months ended June 30, 2011 from (2.36%) for three months ended June 30, 2010. Gross profit for the three months ended in June 30, 2011 increased $7,592 to $4,118 from $(3,474) for the three months ended in June 30, 2010, an increase of 219%. The increase in gross profit and margin was mainly due to stronger overseas sales, a 22% increase, for the three months ended June 30, 2011 as compared to the same period last year. The increase of gross profit was partially offset by weak sales in the residential housing segment, whereas in the commercial property segment, the commencement of the business has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased $66,751 to $141,015 for the three months ended June 30, 2011 from $207,766 for the three months ended June 30, 2010, a decrease of 32%. This was primarily due to a decrease in Other general and administrative expenses of $36,979 from $62,386 for the three months ended June 30, 2010 to $25,407 for the current quarter and a decrease of $18,717 bad debt from $41,943 for the second quarter prior year to $23,226 for the current quarter

Other Income

Other income decreased by $1,954 to $(1,099) for the three months ended June 30, 2011 as compared to $855 for the three months ended June 30, 2010, a decrease of 229%. The decreased was primarily due to a foreign exchange translation loss from overseas sales for the current quarter.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended June 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $72,389, or 34%, from $210,386 for the three months ended June 30, 2010 to $137,996 for the three months ended June 30, 2011.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue
Housing	$-	$136,450	$(136,450)	-100%
Commercial rental	-		-	-
Tissue array products	237,230	202,937	34,293	17%
Total revenue	237,230	339,386	(102,156)	-30%
Cost of Sales
Housing	-	133,792	(133,792)	-100%
Commercial rental	31,752		31,752	-
Tissue array products	189,324	165,952	23,372	14%
Total cost of sales	221,076	299,744	(78,668)	-26%
Gross Profit	16,154	39,642	(23,488)	-59%
Operating Expenses:
Professional fees	57,108	32,886	24,222	74%
Bad debt expense	68,830	41,943	26,887	-
Salaries and wages	81,576	389,036	(307,460)	-79%
Depreciation and amortization	72,993	70,733	2,260	3%
Other general and administrative expenses	51,762	68,342	(16,580)	-24%
Selling and distribution expenses	10,211	17,966	(7,755)	-43%
Research and development expenses	-	10,157	(10,157)	-100%
Total Operating Expenses	342,480	631,063	(288,583)	-46%
Loss from Operations	(326,326)	(591,421)	265,095	-45%
Other Income (Expense)
Interest income (expense)	(598)	1,274	(1,872)	-147%
Other income, net	229	27,518	(27,289)	-99%
Total Other Income (Expense), Net	(369)	28,792	(29,161)	-101%
Loss before Income Taxes	(326,695)	(562,630)	235,934	-42%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(326,695)	(562,630)	235,934	-42%
Net loss attributable to the noncontrolling interest	(53,169)	(37,140)	(16,029)	43%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(273,526)	$(525,490)	$251,964	-48%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $102,156 to $237,230 for the six months ended June 30, 2011 from $339,386 for the six months ended June 30, 2010, a decrease of 30%.

Tissue Chip & Kit Products: The net sales increased $34,293 to $237,230 for the six months ended June 30, 2011 as compared to $202,937 for the six months ended June 30, 2010, an increase of 17%. The increase in net sales of tissue chip & kit product was primarily because we adjusted the domestic market at the beginning of 2010. Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: No residential units were sold during the first half of 2011. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,060,632 for the years ended December 31, 2010 and 2009. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales decreased to 6.81% for the six months ended June 30, 2011 from 11.68% for six months ended June 30, 2010. Gross profit for the six months ended June 30, 2011 decreased $23,488 to $16,154 for the six months ended June 30, 2011 from $39,642 for the six months ended June 30, 2010, a decrease of 59%. The decrease in gross profit and margin was mainly due to weak sales in the residential housing segment, whereas in the commercial property segment, the commencement of the business has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased $288,583 to $342,480 for the six months ended June 30, 2011 from $631,063 for the six months ended June 30, 2010, a decrease of 46%. This was primarily due to a decrease in salaries and wages of $307,460 from $389,036 for the six months ended June 30, 2010 to $81,576 for the current quarter, a decrease of research and development expenses of $10,157 for the six months ended June 30, 2011 to $0 for the current period, and a decrease of $16,580 in other general and administrative expenses from $68,342 for the first half of prior year to $51,762 for the current period, partially offset by an increase of $26,887 in bad debt from $41,943 for the first half of 2010 to $68,830 for the current period and an increase of $24,222 in professional fees from $32,886 for the first half of prior year to $57,108 for the current period.

Other Income

Other income decreased by $29,161 to $(369) for the six months ended June 30, 2011 as compared to $28,792 for the six months ended June 30, 2010, a decrease of 101%. Other income was mainly comprised of $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first half of 2010. The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company did not record U.S. and PRC current income tax for six months ended June 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $235,934, or 42%, from $562,630 for the six months ended June 30, 2010 to $326,695 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $357,653 from $(2,315,510) as of December 31, 2010 to $(2,673,163) as of June 30, 2011. The increase was primarily due to a decrease in cash and cash equivalents from $585,020 as of December 31, 2010 to $524,208 as of June 30, 2011, and a decrease in loan to unaffiliated company from $90,877 as of December 31, 2010 to $23,207 as of June 30, 2011, partially offset by an increase in due from related companies from $204,474 as of December 31, 2010 to $247,544 as of June 30, 2011. The $244,649 increase in due to related parties from $2,023,474 as of December 31, 2010 to $2,268,323 as of June 30, 2011 also caused the increase in our working capital deficit.

For investing activities, the Company incurred net cash outflow during the six months ended June 30, 2011. The primary reason was due to the payment of a $38,480 advance for loan to an affiliated company, $87,100 used in the construction in progress of the SD Chaoying project during the three months ended June 30, 2011, and $46,523 used in purchase of operating equipment.

For financing activities, the Company obtained net proceeds of $159,178 from its related parties of the Company for the six months ended June 30, 2011.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,121,407 and $1,847,882 as of June 30, 2011 and December 31, 2010, including net losses of $273,526 and $525,490 for the six months ended June 30, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,673,163 and $2,315,510 at June 30, 2011 and December 31, 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)    Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $61,209 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $764,780 (equivalent to RMB 5 million) of capital to support operational use. During the year 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $36,710 to the Company to finance its operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item .

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Yanbiao Bai, and Principal Financial Officer, Yonghong Ren, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of June 30, 2011 and subsequent to December 31, 2010, the Company had not received further correspondences from the EPA regarding this matter.

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

XBRL Exhibit
101.INS† XBRL Instance Document.
101.SCH† XBRL Taxonomy Extension Schema Document.
101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB† XBRL Taxonomy Extension Label Linkbase Document.
101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBRDI, INC.

DATE: August 19, 2011	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer