Form 10-Q/A
period 2011-06-30
Cybrdi, Inc.
filed 2011-08-29
CIK 19002

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes [   ]           No [ X ]

The number of shares of common stock, no par value per share, outstanding as of August 26, 2011 was 120,225,323.

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to (1) correct rounding errors of numbers disclosed in the Financial Statements and the Management’s Disclosure and Analysis of Financial Condition and Results of Operation, (2) furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T; (3) provide additional disclosure in Item 2: Unregistered Sales of Equity Securities and Use of Proceeds regarding the Registrant’s issuance of 54,468,756 restricted shares of common stock to Mr. Yanbiao Bai on August 17, 2011; and (4) include additional exhibit 10.1 “Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., Shaanxi NuoQi Healthfood Co., Ltd. , and Mr. Yanbiao Bai dated June 30, 2011”, and (5) correct the date on Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Housing	$-	$41,835	$-	$136,450
Commercial rental	-	-	-	-
Tissue array products	123,419	105,107	237,230	202,936
Total revenue	123,419	146,942	237,230	339,386
Cost of Sales
Housing	-	48,923	-	133,792
Commercial rental	17,125	-	31,752	-
Tissue array products	102,176	101,493	189,324	165,952
Total cost of sales	119,301	150,416	221,076	299,744
Gross Profit	4,118	(3,474)	16,154	39,642
Operating Expenses:
Salaries and wages	41,093	45,357	81,576	389,036
Depreciation and amortization	36,721	35,376	72,993	70,733
Bad debt expense	23,226	41,943	68,830	41,943
Professional fees	10,782	8,659	57,108	32,886
Selling and distribution expenses	3,786	11,291	10,211	17,966
Other general and administrative expenses	25,407	62,386	51,762	68,342
Research and development expenses	-	2,754	-	10,157
Total Operating Expenses	141,015	207,766	342,480	631,063
Loss from Operations	(136,897)	(211,240)	(326,326)	(591,421)
Other Income (Expense)
Interest income (expense)	(1,085)	426	(598)	1,274
Other income (expense), net	(14)	428	229	27,517
Total Other Income (Expense), Net	(1,099)	854	(369)	28,791
Loss before Income Taxes	(137,996)	(210,386)	(326,695)	(562,630)
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(137,996)	(210,386)	(326,695)	(562,630)
Net loss attributable to the noncontrolling interest	(28,160)	(37,036)	(53,169)	(37,140)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(109,836)	$(173,350)	$(273,526)	$(525,490)
Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Shares Outstanding
Basic and Diluted	65,756,567	64,566,567	65,756,567	64,566,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(273,526)	$(525,490)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	135,345	95,264
Bad debt expense	68,830	41,943
Minority interest	(53,169)	(37,140)
Issuance of common shares for compensation	-	306,000
Gain on sale of other assets	-	(28,250)
Changes in Operating Assets and Liabilities:
Accounts receivable	-	8,516
Inventories	(15,636)	152,245
Other receivable and prepaid expenses	(3,365)	(39,108)
Accounts payable and other current liabilities	81,043	(106,437)
Deferred revenue	-	5,675
Customer deposits	906	(5,789)
Net Cash Used in Operating Activities	(59,572)	(132,571)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	-	67,325
Advance for loan to affiliated companies	(38,480)	(117)
Purchase of property, plant, and equipment	(46,523)	(32,895)
Payments for construction in progress	(87,100)	(331,058)
Net Cash Used in Investing Activities	(172,103)	(296,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	36,710	118,136
Proceeds from shareholders/officers	122,469	-
Net Cash Provided by Financing Activities	159,179	118,136
NET DECREASE IN CASH & CASH EQUIVALENTS	(72,496)	(311,180)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALEN	11,684	(1,547)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	585,020	861,457
CASH & CASH EQUIVALENTS, ENDING BALANCE	$524,208	$548,730
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$86,084	$64,893
Income taxes paid	$-	$-
NONCASH INVESTING TRANSACTIONS
Construction-in-progress incurred by accrued construction payable	$17,360	$70,242
Debt-Equity Conversion	$-	$-

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue
Housing	$-	$41,835	$(41,835)	-100%
Commercial rental	-	-	-
Tissue array products	123,419	105,107	18,312	17%
Total revenue	123,419	146,942	(23,523)	-16%
Cost of Sales
Housing	-	48,923	(48,923)	-100%
Commercial rental	17,125	-	17,125	100%
Tissue array products	102,176	101,493	683	1%
Total cost of sales	119,301	150,416	(31,115)	-21%
Gross Profit	4,118	(3,474)	7,592	-219%
Operating Expenses:
Professional fees	10,782	8,659	2,123	25%
Bad debt expense	23,226	41,943	(18,717)	-45%
Salaries and wages	41,093	45,357	(4,264)	-9%
Depreciation and amortization	36,721	35,376	1,345	4%
Other general and administrative expenses	25,407	62,386	(36,979)	-59%
Selling and distribution expenses	3,786	11,291	(7,505)	-66%
Research and development expenses	-	2,754	(2,754)	-100%
Total Operating Expenses	141,015	207,766	(66,751)	-32%
Loss from Operations	(136,897)	(211,240)	74,343	-35%
Other Income (Expense)
Interest income (expense)	(1,085)	426	(1,511)	-355%
Other income (expense), net	(14)	428	(442)	-103%
Total Other Income (Expense), Net	(1,099)	854	(1,953)	-229%
Loss before Income Taxes	(137,996)	(210,386)	72,390	-34%
Income Tax Benefit (Expense)	-	-	-
Net loss	(137,996)	(210,386)	72,390	-34%
Net loss attributable to the noncontrolling interest	(28,160)	(37,036)	8,876	-24%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(109,836)	$(173,350)	$63,514	-37%

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

Other income decreased by $1,953 to $(1,099) for the three months ended June 30, 2011 as compared to $854 for the three months ended June 30, 2010, a decrease of 229%. The decreased was primarily due to a foreign exchange translation loss from overseas sales for the current quarter.

Income Taxes

The Company did not record U.S. and PRC current income tax for three months ended June 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $72,390, or 34%, from $210,386 for the three months ended June 30, 2010 to $137,996 for the three months ended June 30, 2011.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue
Housing	$-	$136,450	$(136,450)	-100%
Commercial rental	-		-	-
Tissue array products	237,230	202,936	34,294	17%
Total revenue	237,230	339,386	(102,156)	-30%
Cost of Sales
Housing	-	133,792	(133,792)	-100%
Commercial rental	31,752		31,752	-
Tissue array products	189,324	165,952	23,372	14%
Total cost of sales	221,076	299,744	(78,668)	-26%
Gross Profit	16,154	39,642	(23,488)	-59%
Operating Expenses:
Professional fees	57,108	32,886	24,222	74%
Bad debt expense	68,830	41,943	26,887	-
Salaries and wages	81,576	389,036	(307,460)	-79%
Depreciation and amortization	72,993	70,733	2,260	3%
Other general and administrative expenses	51,762	68,342	(16,580)	-24%
Selling and distribution expenses	10,211	17,966	(7,755)	-43%
Research and development expenses	-	10,157	(10,157)	-100%
Total Operating Expenses	342,480	631,063	(288,583)	-46%
Loss from Operations	(326,326)	(591,421)	265,095	-45%
Other Income (Expense)
Interest income (expense)	(598)	1,274	(1,872)	-147%
Other income, net	229	27,517	(27,288)	-99%
Total Other Income (Expense), Net	(369)	28,791	(29,160)	-101%
Loss before Income Taxes	(326,695)	(562,630)	235,935	-42%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(326,695)	(562,630)	235,935	-42%
Net loss attributable to the noncontrolling interest	(53,169)	(37,140)	(16,029)	43%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(273,526)	$(525,490)	$251,964	-48%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $102,156 to $237,230 for the six months ended June 30, 2011 from $339,386 for the six months ended June 30, 2010, a decrease of 30%.

Tissue Chip & Kit Products: The net sales increased $34,294 to $237,230 for the six months ended June 30, 2011 as compared to $202,936 for the six months ended June 30, 2010, an increase of 17%. The increase in net sales of tissue chip & kit product was primarily because we adjusted the domestic market at the beginning of 2010. Our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

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

Other Income

Other income decreased by $29,160 to $(369) for the six months ended June 30, 2011 as compared to $28,791 for the six months ended June 30, 2010, a decrease of 101%. Other income was mainly comprised of $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first half of 2010. The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804.

Income Taxes

The Company did not record U.S. and PRC current income tax for six months ended June 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $235,935, or 42%, from $562,630 for the six months ended June 30, 2010 to $326,695 for the six months ended June 30, 2011.

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

For financing activities, the Company obtained net proceeds of $159,179 from its related parties of the Company for the six months ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2011, the Company entered into a written Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. , Shaanxi NuoQi Healthfood Co., Ltd., and Mr. Yanbiao Bai, Chairman and CEO of the Company (the "Debt Conversion Agreement"). Both Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. and Shaanxi NuoQi Healthfood Co., Ltd. are affiliates with the Company. In the Debt Conversion Agreement, the Company agreed to repay a total of $605,723 (RMB 3,920,000) debt due to Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. by issuing the Company’s common stock. Simultaneously upon the execution of the repayment, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. agreed to transfer to Mr. Yanbiao Bai the number of shares to be issued through the debt repayment. The number of shares to be transferred to Mr. Yanbiao Bai was further offset by a number of shares equivalent to $169,973 (RMB 1,100,000) due by Shaanxi NuoQi Health Food Co., Ltd., a company wholly-controlled by Ms. Xue Bu, the spouse of Mr. Yanbiao Bai and former COO and Director of the Company, to offset its debt due to the Company. The Agreement was approved by the Company’s Board of Directors on June 30, 2011. As a result of the debt conversion and offset, the number of common stock to be issued to Mr. Yanbiao Bai was 54,468,756 shares, which was determined based on the closing price of $0.008 per share on June 30, 2011. The share issuance was executed on August 17, 2011. Subsequent to the issuance, Mr. Yanbiao Bai owns 75,594,153 shares of the Company’s common stock, or 62.88%. Total number of the Company’s common stock outstanding becomes 120,225,323 shares subsequent to the issuance. The offer and sale of the comm stock therein pursuant to the Debt Conversion Agreement were exempt from the registration requirements of the ’33 Act by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. Mr. Yanbiao Bai represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the certificates issued in such transaction. Mr. Yanbiao Bai represented and warranted, among other things, that it is an accredited investor within the meaning of Regulation D and/or a non-U.S. person within the meaning of Regulation S, that it has the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in our common stock and has the ability to bear the economic risks of the investment, and that it has adequate access to information about us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Debt Conversion Agreement among Cybrdi, Inc., Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., Shaanxi NuoQi Healthfood Co., Ltd., and Yanbiao Bai, dated as of June 30, 2011.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CYBRDI, INC.

DATE: August 26, 2011	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer