Form 10-Q
period 2011-09-30
Cybrdi, Inc.
filed 2011-11-14
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
[ ]	[ ]	[ ]	[X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of common stock, no par value per share, outstanding as of November 14, 2011 was 120,225,323.

CYBRDI, INC.

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$740,912	$585,020
Accounts receivable,net	5,159	-
Inventories	1,070,801	1,090,154
Due from related companies	78,394	204,474
Loan to unaffiliated company,net	-	90,877
Other receivables and prepaid expenses	77,278	96,949
Advance to suppliers	724	-
TOTAL CURRENT ASSETS	1,973,268	2,067,474
PROPERTY, PLANT AND EQUIPMENT, NET	1,330,955	1,314,979
CONSTRUCTION IN PROGRESS	6,673,699	6,557,391
INTANGIBLE ASSETS, NET	801,431	226,219
OTHER ASSETS	34,494	-

TOTAL ASSETS	$10,813,847	$10,166,063

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,646,284	$1,590,355
Accounts payable	4,727	4,609
Accrued expenses	633,289	505,054
Deferred revenue	119,228	21,749
Customers deposits	185,705	150,522
Due to related parties	1,978,407	2,023,674
Deferred tax liabilities	10,157	9,812
Other payables	355,150	77,209
TOTAL CURRENT LIABILITIES	4,932,947	4,382,984
CONSTRUCTION PAYABLE	882,952	808,427
TOTAL LIABILITIES	5,815,899	5,191,411

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 and 65,756,567 shares issued and outstanding, respectively	4,313,614	3,877,864
Reserve funds	336,885	336,885
Accumulated deficit	(2,315,393)	(1,847,882)
Accumulated other comprehensive income	1,457,684	1,287,737
TOTAL STOCKHOLDERS’ EQUITY	3,792,790	3,654,604
NONCONTROLLING INTEREST	1,205,158	1,320,048
TOTAL EQUITY	4,997,948	4,974,652

TOTAL LIABILITIES AND EQUITY	$10,813,847	$10,166,063

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Housing	$(6,519)	$118,076	$(6,519)	$254,525
Commercial rental	-	-	-	-
Tissue array products	153,228	150,399	390,458	353,336
Total revenue	146,709	268,475	383,939	607,861
Cost of Sales
Housing	58,625	116,808	58,625	250,601
Commercial rental	16,195	-	47,947	-
Tissue array products	104,848	95,818	294,172	261,770
Total cost of sales	179,668	212,626	400,744	512,371

Gross Profit	(32,959)	55,849	(16,805)	95,490

Operating Expenses:
Salaries and wages	45,581	42,655	127,157	431,690
Depreciation and amortization	37,516	35,599	110,509	106,332
Bad debt expense	23,526	42,179	92,356	84,123
Loss from contingent liabilities	36,942	-	36,942	-
Professional fees	14,268	11,464	71,376	44,350
Selling and distribution expenses	6,211	10,956	16,422	28,922
Other general and administrative expenses	53,660	62,260	105,422	130,602
Research and development expenses	-	29	-	10,186
Total Operating Expenses	217,704	205,142	560,184	836,205

Loss from Operations	(250,663)	(149,293)	(576,989)	(740,715)

Other Income (Expense)
Interest income (expense)	1,328	(396)	3,978	878
Other income (expense), net	(6,370)	(973)	(9,389)	26,545
Total Other Income (Expense), Net	(5,042)	(1,369)	(5,411)	27,423

Loss before Income Taxes	(255,705)	(150,662)	(582,400)	(713,292)
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(255,705)	(150,662)	(582,400)	(713,292)
Net loss attributable to the noncontrolling interest	(61,720)	(27,324)	(114,889)	(64,464)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(193,985)	$(123,338)	$(467,511)	$(648,828)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	91,780,528	65,756,567	74,431,221	64,963,234

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(467,511)	$(648,828)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Issuance of common shares for compensation	-	306,000
Depreciation and amortization	204,650	132,716
Bad debt expense	92,356	84,123
Loss from contingent liabilities	36,942	-
Minority interest	(114,889)	(64,464)
Gain on sale of other assets	-	(28,248)
Loss on disposal of fixed assets	-	1,050
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,064)	1,919
Inventories	56,637	267,482
Other receivable and prepaid expenses	(11,917)	13,578
Accounts payable and other current liabilities	418,117	(90,430)
Deferred revenue	86,087	34,544
Customer deposits	29,344	6,239
Net Cash Provided by Operating Activities	324,752	15,681

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	-	67,361
Advance forloan to affiliated companies	-	(3,921)
Proceeds from repayments of loan to affiliated companies	135,828	-
Purchase of property, plant, and equipment	(87,955)	(81,964)
Payments for construction in progress	(520,285)	(448,516)
Net Cash Used in Investing Activities	(472,412)	(467,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	116,984	145,366
Proceeds from shareholders/officers	163,593	-
Net Cash Provided by Financing Activities	280,577	145,366

NET DECREASEIN CASH & CASH EQUIVALENTS	132,917	(305,993)
EFFECT OF EXCHANGERATECHANGEON CASH & CASH EQUIVALENTS	22,975	(3,726)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	585,020	861,457

CASH & CASH EQUIVALENTS, ENDING BALANCE	$740,912	$551,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$146,921	$99,540
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Construction-in-progress financed by construction payable	$74,525	$-
Shares issued for debt repayments	$435,750	$-

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

On March 10, 2007 the Company entered into a Sales Agency Agreement with BioMax, Ltd., a reseller located in the United States.

On April 29, 2011, Chaoying Biotech invested $154,732 (equivalent to RMB 1 million) to restore the operation of the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”), a wholly-owned subsidiary established on July 31, 2003, whose main business includes pathology research and consulting, consulting and diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Its sole shareholder has been Chaoying Biotech. However, Chaoying Biotech withdrew the original investment from IOSCCP in September 2007 as we believed that both internal and external conditions of IOSCCP were not mature at that time. In light of foreseeable benefits and new business opportunities for this entity, we resumed its business and re-invested $154,732 (equivalent to RMB 1 million) in it in April 2011.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,315,393 and $1,847,882 as of September 30, 2011 and December 31, 2010, including net losses of $467,511 and $648,828 for the nine months ended September 30, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,959,679 and $2,315,510 at September 30, 2011 and December 31, 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $77,239 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $783,945 (equivalent to RMB 5 million) of capital to support operations. During 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $61,571 to the Company to finance its operations.

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

8. Contingencies

Currently we are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot assure you that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement charges. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such disputes or litigation may be materially different from our estimates, which could result in the need to record additional costs.

9. Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE B – ASSETS

The September 30, 2011 balance sheet included total current assets of $1,973,268 and non-current assets of $8,840,579. Of these amounts, $740,912 in cash and equivalents is planned for funding current operations and for future business expansion.

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

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated PRC registered company located in Xian, PRC. QuanYe is engaged in the pawnshop business and its primary business is offering alternative financing sources to small, local companies. According to the loan agreement, QuanYe has received loans from Chaoying Biotech in a total amount of RMB 29.3 million (equivalent to $4,593,917) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,144,559) was extended to and expired on March 24, 2008. As of September 30, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $94,073 and $179,552 for doubtful principal balance and interest receivable, respectively, after charging $92,356 of bad debt expense for the nine-month period ended September 30, 2011. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

The Company’s management views QuanYe as a suitable alternative financial institution and it is an optimal way to use its cash on hand. The regular market interest rate in the PRC is proximately 0.72% per annum. The Company expects to obtain higher interest income for its unused funds through these types of loan arrangements. However, these advances are unsecured and have a default risk higher than that associated with a bank deposit.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,673,699 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of September 30, 2011, construction-in-progress of $4.22 million and land use rights of $3.14 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union. For the $3.14 million land use rights, $2.49 million was classified under construction-in-progress for the commercial property and the remaining $0.65 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.65 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of September30, 2011, the balance sheet included total liabilities of $5,815,899, which consisted of current liabilities of $4,932,947 and construction payable of $882,952. Included in the current liabilities was a short-term loan of $1,489,495 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. In August 2011, the Company renewed this short-term loan with the same amount of $1,489,495 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from August 31, 2011 with maturity date on August 20, 2012. The adjustable interest rate is a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. The interest rate for the short-term loan was 9.840% as of September 30, 2011. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.14 million (equivalent to RMB 20.03 million) and $4.22 million (equivalent to RMB 26.93 million) as of September 30, 2011, respectively. For the $3.14 million land use rights, $2.49 million was classified under construction-in-progress for the commercial property and the remaining $0.65 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $156,789 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. Also included in the current liabilities was $1,978,407 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of September 30, 2011 and December 31, 2010, the Company had 120,225,323 and 65,756,567 shares issued and outstanding, respectively.

As of September 30, 2011, the balance sheet included total equity of $4,997,948, of which $1,205,158 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

On June 30, 2011, the Company entered into a written Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (a related party), Shaanxi NuoQi Healthfood Co., Ltd. (a related party), and Mr. Yanbiao Bai, Chairman and CEO of the Company. In the Agreement, the Company agreed to repay a total of $605,723 (RMB 3,920,000) debt due to Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. by issuing the Company’s common stock. Simultaneously upon the execution of the repayment, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. agreed to transfer to Mr. Yanbiao Bai the number of shares to be issued through the debt repayment. The number of shares transferred to Mr. Yanbiao Bai was further offset by a number of shares equivalent to $169,973 (RMB 1,100,000) due by Shaanxi NuoQi Health Food Co., Ltd., a company wholly-controlled by Ms. Xue Bu, the spouse of Mr. Yanbiao Bai and former COO and Director of the Company, to offset its debt due to the Company. The Agreement was approved by the Company’s Board of Directors on June 30, 2011. As a result of the debt conversion and offset, the number of shares of common stock issued to Mr. Yanbiao Bai was 54,468,756 shares, which was determined based on the closing price of $0.008 per share on June 30, 2011. The share issuance for repayment of debt as agreed upon and approved was executed on August 17, 2011.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the nine months ended September 30, 2011 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were also no PRC current taxes for the nine months ended September 30, 2011 due to net loss incurred.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completing the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,191,633, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2011, the Plaintiff paid $94,076 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $183,466 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $183,466 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $188,147 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. Both plaintiff and defendant are now waiting for the verdict from the court, which is expected to be made by the end of November 2011. As of September 30, 2011, the Company has recorded an estimate of loss contingencies of $36,942 for the nine months ended September 30, 2011, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business which is expected to open in 2010. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. As of December 31, 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, but which are expected to be completed in 2011 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs. In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying agreed not to charge fees from Victoria during the first year of operation as the trial period. SD Chaoiying and Weifang Shili Hesin Engineering Equipment Co., Ltd. executed an agreement on April 28, 2011, pursuant to which agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,191,633, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2011, the land use right and construction-in-progress with total book value of $7.36 million (equivalent to RMB 47.0 million) of SD Chaoying were collateralized under the short-term loan of $1,489,495 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Revenue
Housing	$(6,519)	$118,076	$(124,595)	-106%
Commercial rental	-	-	-	-
Tissue array products	153,228	150,399	2,829	2%
Total revenue	146,709	268,475	(121,766)	-45%
Cost of Sales
Housing	58,625	116,808	(58,183)	-50%
Commercial rental	16,195	-	16,195	100%
Tissue array products	104,848	95,818	9,030	9%
Total cost of sales	179,668	212,626	(32,958)	-16%

Gross Profit	(32,959)	55,849	(88,808)	-159%

Operating Expenses:
Salaries and wages	45,581	42,655	2,926	7%
Depreciation and amortization	37,516	35,599	1,917	5%
Bad debt expense	23,526	42,179	(18,653)	-44%
Estimates of loss contingencies	36,942	-	36,942	100%
Professional fees	14,268	11,464	2,804	24%
Selling and distribution expenses	6,211	10,956	(4,745)	-43%
Other general and administrative expenses	53,660	62,260	(8,600)	-14%
Research and development expenses	-	29	(29)	-100%
Total Operating Expenses	217,704	205,142	12,562	6%

Loss from Operations	(250,663)	(149,293)	(101,370)	68%

Other Income
Interest income	1,328	(396)	1,724	-435%
Other income, net	(6,370)	(973)	(5,397)	555%
Total Other Income, Net	(5,042)	(1,369)	(3,673)	268%

Loss before Income Taxes	(255,705)	(150,662)	(105,043)	70%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(255,705)	(150,662)	(105,043)	70%
Net loss attributable to the noncontrolling interest	(61,720)	(27,324)	(34,396)	126%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(193,985)	$(123,338)	$(70,647)	57%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $121,766 to $146,709 for the three months ended September 30, 2011 from $268,475 for the three months ended September 30, 2010, a decrease of 45%.

Tissue Chip & Kit Products: The net sales increased $2,829 to $153,228 for the three months ended September 30, 2011 as compared to $150,399 for the three months ended September 30, 2010, an increase of 2%. The increase in net sales of tissue chip & kit product was primarily due to a stable increase of oversea sales in year 2011. Sales revenues from oversea sales increased $16,876 to $139,419 for the three months ended September 30, 2011 as compared to $122,543 for the three months ended September 30, 2010, an increase of 14%. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: Two residential units were sold during the third quarter of 2011. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,060,632 for the years ended December 31, 2010 and 2009, respectively. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”. As a result, net sales from housing decreased by $124,595 to a loss of ($6519) in the quarter ended September 30, 2011 from $118,076 for the quarter ended September 30, 2010. As of September 30, 2011, only 93.20% of revenues can be recognized based on the current percentage of completion.

Gross Margin

Gross margin as a percentage of sales decreased to (22.47%) for the three months ended September 30, 2011 from 20.80% for three months ended September 30, 2010. Gross profit for the three months ended in September 30, 2011 decreased $88,808 to $(32,959) from $55,849 for the three months ended in September 30, 2010, a decrease of 159%. The decrease in gross profit and margin was mainly due to a 14% increase of overseas sales for the three months ended September 30, 2011 as compared to the same period last year, partially offset by weak sales in the residential housing segment. In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses increased $12,562 to $217,704 for the three months ended September 30, 2011 from $205,142 for the three months ended September 30, 2010, an increase of 6%. This was primarily due to an accrual of loss contingencies of $36,942 for the three months ended September 30, 2011, partially offset by a decrease of $18,653 bad debt from $42,179 for the quarter prior year to $23,526 for the current quarter.

Other Income (Expense)

Other expense increased by $3,673 to $5,042 for the three months ended September 30, 2011 as compared to $1,369 for the three months ended September 30, 2010, an increase of 268%. The increase was primarily due to $4,779 foreign exchange translation loss from overseas sales for the current quarter.

Income Taxes

The Company did not record U.S. and PRC current income tax for the three months ended September 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests increased $105,043, or 70%, from $150,662 for the three months ended September 30, 2010 to $255,705 for the three months ended September 30, 2011.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
Revenue
Housing	$(6,519)	$254,525	$(261,044)	-103%
Commercial rental	-	-	-	-
Tissue array products	390,458	353,336	37,122	11%
Total revenue	383,939	607,861	(223,922)	-37%
Cost of Sales
Housing	58,625	250,601	(191,976)	-77%
Commercial rental	47,947	-	47,947	100%
Tissue array products	294,172	261,770	32,402	12%
Total cost of sales	400,744	512,371	(111,627)	-22%

Gross Profit	(16,805)	95,490	(112,295)	-118%

Operating Expenses:
Salaries and wages	127,157	431,690	(304,533)	-71%
Depreciation and amortization	110,509	106,332	4,177	4%
Bad debt expense	92,356	84,123	8,233	10%
Estimates of loss contingencies	36,942	-	36,942	100%
Professional fees	71,376	44,350	27,026	61%
Selling and distribution expenses	16,422	28,922	(12,500)	-43%
Other general and administrative expenses	105,422	130,602	(25,180)	-19%
Research and development expenses	-	10,186	(10,186)	-100%
Total Operating Expenses	560,184	836,205	(276,021)	-33%

Loss from Operations	(576,989)	(740,715)	163,726	-22%

Other Income
Interest income	3,978	878	3,100	353%
Other income, net	(9,389)	26,545	(35,934)	-135%
Total Other Income, Net	(5,411)	27,423	(32,834)	-120%

Loss before Income Taxes	(582,400)	(713,292)	130,892	-18%
Income Tax Benefit (Expense)	-	-	-	-
Net loss	(582,400)	(713,292)	130,892	-18%
Net loss attributable to the noncontrolling interest	(114,889)	(64,464)	(50,425)	78%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(467,511)	$(648,828)	$181,317	-28%

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $223,922 to $383,939 for the nine months ended September 30, 2011 from $607,861 for the nine months ended September 30, 2010, a decrease of 37%.

Tissue Chip & Kit Products: The net sales increased $37,122 to $390,458 for the nine months ended September 30, 2011 as compared to $353,336 for the nine months ended September 30, 2010, an increase of 11%. The increase in net sales of tissue chip & kit product was primarily due to a stable increase of oversea sales in year 2011. Sales revenues from oversea sales increased $47,865 to $355,834 for the nine months ended September 30, 2011 as compared to $307,970 for the nine months ended September 30, 2010, an increase of 15.54% . Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: Two residential units were sold during the nine months ended September 30. 2011. SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units last year, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,060,632 for the years ended December 31, 2010 and 2009. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”. As a result, net sales from housing decreased by $261,044 to a loss of ($6519) in the quarter ended September 30, 2011 from $254,525 for the quarter ended September 30, 2010. As of September 30, 2011, only 93.20% of revenues can be recognized based on the current percentage of completion.

Gross Margin

Gross margin as a percentage of sales decreased to (4.38)% for the nine months ended September 30, 2011 from 15.71% for nine months ended September 30, 2010. Gross profit for the nine months ended September 30, 2011 decreased $112,295 to $(16,805) for the nine months ended September 30, 2011 from $95,490 for the nine months ended September 30, 2010, a decrease of 118%. The decrease in gross profit and margin was mainly due to weak sales in the residential housing segment, whereas in the commercial property segment, the commencement of the business has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased $276,021 to $560,184 for the nine months ended September 30, 2011 from $836,205 for the nine months ended September 30, 2010, a decrease of 33%. This was primarily due to a decrease in salaries and wages of 304,533 from $431,690 for the nine months ended September 30, 2010 to $127,157 for the current period, a decrease of $25,180 in other general and administrative expenses from $130,602 for the nine months ended September 30, 2011 to $105,422 for the current period, and a decrease of $12,500 in selling and distribution expenses from $28,922 for the nine months ended September 30,2011 to $16,422 for the current period, partially offset by an accrual of loss contingencies of $36,942 for the nine months ended September 30,2011 and an increase of $27,026 in professional fees from $44,350 for the quarter prior year to $71,376 for the current period.

Other Income

Other income decreased by $32,834 to $(5,411) for the nine months ended September 30, 2011 as compared to $27,423 for the nine months ended September 30, 2010, a decrease of 120%. The higher balance of other income for the nine months ended September 30, 2010 was mainly due to $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first half of 2010. The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804. Other expense for the nine months ended September 30, 2011 was primarily attributable to $8,027 foreign exchange translation losses from overseas sales for the nine months ended September 30, 2011.

Income Taxes

The Company did not record U.S. and PRC current income tax for the nine months ended September 30, 2011, and 2010, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $130,892, or 18%, from $713,292 for the nine months ended September 30, 2010 to $582,400 for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $644,169 from $2,315,510 as of December 31, 2010 to $2,959,679 as of September 30, 2011. The increase was primarily due to a decrease in Due from related companies of $126,080 from $204,474 as of December 31, 2010 to $78,394 as of September 30, 2011, a decrease of $90,877 in Loan to unaffiliated company from $90,877 as of December 31, 2010 to $0 as of September 30, 2011, and a decrease in Other receivables and prepaid expenses of $ 19,671 from $96,949 as of December 31, 2010 to $77,278 as of September 30, 2011, partially offset by an increase of 155,892 in Cash and equivalents from $585,020 as of December 31, 2010 to $740,912 as of September 30, 2011. The $277,941 increase in Other payables from $77,209 as of December 31, 2010 to $355,150 as of September 30, 2011, the $128,235 increase in Accrued expenses from $505,054 as of December 31, 2010 to $633,289 as of September 30, 2011, and the $97,479 increase in Deferred revenue from $21,749 as of December 31, 2010 to $119,228 as of September 30, 2011 also caused the increase in our working capital deficit.

For investing activities, the Company incurred net cash outflow during the nine months ended September 30, 2011. The primary reason was due to $520,285 used in the construction in progress of the SD Chaoying project during the nine months ended September 30, 2011, and $87,955 used in purchase of operating equipments, partially offset by proceeds of $135,828 received from repayment of loan to affiliated companies as of September 30, 2011.

For financing activities, the Company obtained net proceeds of $280,577 from its related parties of the Company for the nine months ended September 30, 2011.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,315,393 and $1,847,882 as of September 30, 2011 and December 31, 2010, including net losses of $467,511 and $648,828 for the nine months ended September 30, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,959,679 and $2,315,510 at September 30, 2011 and December 31, 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $77,239 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $783,945 (equivalent to RMB 5 million) of capital to support operations. During 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $61,571 to the Company to finance its operations.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of September 30, 2011 and subsequent to December 31, 2010, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completing the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,191,633, and (2) the 12 unsold residential units in the #3 and #4 residential buildings a price as agreed upon. As of September 30, 2011, the Plaintiff paid $94,076 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $183,466 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $183,466 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $188,147 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. Both plaintiff and defendant are now waiting for the verdict from the court, which is expected by the end of November 2011. As of September 30, 2011, the Company has recorded an estimate of loss contingencies of $36,942 for the nine months ended September 30, 2011, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”. The Company belies it has meritorious defenses to this action , but there can be no assurance as to the outcome of the litigation.

Other than stated above, there are no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2011, the Company entered into a written Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. , Shaanxi NuoQi Healthfood Co., Ltd., and Mr. Yanbiao Bai, Chairman and CEO of the Company (the "Debt Conversion Agreement"). Both Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. and Shaanxi NuoQi Healthfood Co., Ltd. are affiliates with the Company. In the Debt Conversion Agreement, the Company agreed to repay a total of $605,723 (RMB 3,920,000) debt due to Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. by issuing the Company’s common stock. Simultaneously upon the execution of the repayment, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. agreed to transfer to Mr. Yanbiao Bai the number of shares to be issued through the debt repayment. The number of shares to be transferred to Mr. Yanbiao Bai was further offset by a number of shares equivalent to $169,973 (RMB 1,100,000) due by Shaanxi NuoQi Health Food Co., Ltd., a company wholly-controlled by Ms. Xue Bu, the spouse of Mr. Yanbiao Bai and former COO and Director of the Company, to offset its debt due to the Company. The Agreement was approved by the Company’s Board of Directors on June 30, 2011. As a result of the debt conversion and offset, the number of common stock to be issued to Mr. Yanbiao Bai was 54,468,756 shares, which was determined based on the closing price of $0.008 per share on June 30, 2011. The share issuance for repayment of debt as agreed upon and approved was executed on August 17, 2011.

Subsequent to the issuance, Mr. Yanbiao Bai owns 75,594,153 shares of the Company’s common stock, or 62.88% . The total number of the Company’s common stock outstanding became 120,225,323 shares subsequent to the issuance. The offer and sale of the common stock therein pursuant to the Debt Conversion Agreement were exempt from the registration requirements of the ’33 Act by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. Mr. Yanbiao Bai represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transaction.

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

CYBRDI, INC.

DATE: November 14, 2011	By	/s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

	By:	/s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer