Form 10-K
period 2011-12-31
Cybrdi, Inc.
filed 2012-04-16
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______TO __________

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

_______________________________________________________
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

Yes [X] No [  ]

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2012, the Company had 120,225,323 shares of Common Stock, without par value, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of June 30, 2011 was approximately $330,649 based on a closing bid price of $0.008 at June 30, 2011 and a total of 41,331,170 shares held by non-affiliates.

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 6.2939 for assets and liabilities, and average rate of US$1.00 to RMB 6.4630 for revenue and expenses in year 2011. There is no assurance that RMB amounts could be converted into US dollars at that rate. Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation” of the accompanying financial statements.

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

Chaoying Biotech is a sino-foreign equity joint venture between Shaanxi Chaoying Beauty & Cometics Group Co., Ltd. (the “Chinese Partner”, a PRC corporation) and Immuno-OncoGenomics Inc. (the “Foreign Partner”, a U.S. corporation). The joint venture agreement has a 15 year operating period starting from its formation in July 2000 and it may be extended upon mutual consent. The principal activities of Chaoying Biotech are research, manufacture and sale of various high-quality tissue arrays and the related services in the PRC.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner. On July 28, 2007, Chaoying Biotech invested RMB15 millions to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong Commercial government approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, human body building and slimming, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2012 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction..

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

BUSINESS OVERVIEW

Cybrdi is a holding company incorporated with 80% equity in Chaoying Biotech, which is engaged in biotechnology manufacturing, and research and development. Through Chaoying Biotech, Cybrdi also controls SD Chaoying, a cultural and entertainment company, which is also developing a casino.

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

We supply BioMax Ltd., a United States research and development subcontractor for Pfizer, and, through Biomax we provide our products and services to other major biotechnology companies in the U.S. and Europe such as America Nanoarray. We are also a supplier for the China’s National Biomedical Center, Shanghai Biochip Center, a research partner with Peking University Academy of Military Medical Sciences, and perform dermatological research and development for Lancome and Estee Lauder. Starting in 2010, our sole domestic sales representative in China was Xi’an AiLiNa Biotechnology Co., Ltd, and the only overseas sales representative was BioMax. We mainly distribute our products through these two sales representatives.

We are the patent holder and producer of Tissue Microarrays (TMAs) which are a powerful tool to examine disease pathology across a variety of patients and disease conditions. We also hold three patents in antibody detection.

Our manufacturing facility and a pathology and molecule laboratory is located at an approximately 18,000 square foot facility that we own in Shaanxi province. At this facility, we have established the standard tissue chip production, processing procedure and a quality control system. We have also established an electronic management system to effectively manage biologic information databank.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company with a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. A portion of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 2 units were sold in 2011, 9 were sold in 2010 and 37 were sold in 2009.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $5.4 million in the construction. The casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has been approved by the Shandong Administration for Civil Affairs. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. ..However, there is no assurance regarding the proceeds that will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,447,643 and $1,847,882 as of December 31, 2011 and 2010, respectively, including net losses of $599,761 and $750,740 for the years ended December 31, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,931,175 and $2,315,510 at December 31, 2011 and 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)          Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $77,239 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use. During 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $61,891 to the Company to finance its operations.

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

MARKETING

Marketing strategy in ShaanXi,Chaoyina: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tian Jing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Jiangsu , Guangdong, Fujian, Shanxi, Hunan, Hubei ,Zhejiang Province and Shangdong Province. Our domestic sales accounted for approximately 9% of our total sales of ChaoYing Biotech in the fiscal year of 2011 Starting in 2010, our sole domestic sales representative in China has been Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative has been Biomax. We mainly distribute our products through these two sales representatives.

Marketing strategy in Shandong Chaoying: with the progress of the project construction, we have sold more than half of residential housing units, and the merchants for the culture and entertainment center are also under way, our residential housing sales accounted for none of our total sales revenue in the fiscal year of 2011. Shandong Chaoying’s main focus in 2012 will be to occupy the culture and entertainment center with merchant tenants and commence the operation.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with BioMax, a re-seller located in the United States. Under the Sales Agent Agreement, BioMax acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except the P.R.C mainland. We expect our business in the international market will continue to grow through the efforts of BioMax. BioMax has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through BioMax, we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. In the fiscal year of 2011 and 2010, BioMax accounted for about 92% and 82% of our sales revenue, respectively, which also represents our export sales.

MARKET OPPORTUNITIES AND COMPETITION

China Biotech Trends

Biotechnology research has been supported by the Chinese government, having been designated a “key industry” in China's scientific development plan since 1986. However, most biotech investments have been made in the areas of basic research in government funded laboratories or government linked companies which are focused on major scientific discoveries in gene functions. Cybrdi received government grants of $0 and $4,300 (equivalent to RMB 29,103) during the years ended December 31, 2011 and 2010, respectively.

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

We spent $0 and $16,826 in research and development in the 2011 and 2010 fiscal years, respectively.

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

As of December 31, 2011, we had 36 full-time employees, with 22 employees at Chaoying Biotech, 8 employees at IOSCCP, and 6 employees at SD Chaoying. All of the Company’s employees are engaged full-time.

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at (301) 644-3901 if they desire copies of any of our filings with the Securities and Exchange Commission.

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

WE HAVE LOANED APPROXIMATELY $0.09 MILLION TO NON-AFFILIATED THIRD PARTIESS

In order to maximize returns on available cash, the Company has outstanding unsecured loans totaling approximately $0.09 million, representing 0.9% of the Company's assets. The loans were placed to earn interest income. However, in the event of a default, the Company risks substantial loss of their ability to continue to finance ongoing operations. Litigation could be costly to enforce the loan obligations and may deprive us of the use of the cash for a significant period of time. As of December 31, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $95,330 and $181,951 for doubtful principal balance and interest receivable, respectively, after charging $92,836 of bad debt expense for the year ended December 31, 2011. As of December 31, 2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $90,877) and $0, respectively, net of allowance of $173,452 for doubtful interest receivable. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

RELIANCE ON SINGLE CUSTOMER

We generated 92% of our revenue of tissue array from sales to a single customer in 2011. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

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

UNANTICIPATED OBSTACLES TO EXECUTION OF OUR BUSINESS PLAN.

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

RELIANCE ON CURRENT MANAGEMENT

We are reliant on our current management team, particularly Mr. Bai and Mr. Ren, to help us fully implement our business plan. The loss of any of their services could have a material adverse impact on the implementation of our business plan and our future growth. We do not carry any type of key man insurance.

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

RISKS RELATED TO THE COMPANY’S RESIDENTIAL, CASINO & ENTERTAINMENT BUSINESS.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2011. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

RISKS RELATED TO OUR COMMON STOCK

YANBIAO BAI CONTROLS THE OUTCOME OF MATTERS SUBMITTED TO SHAREHOLDERS FOR APPROVAL.

As of April 11, 2012, Mr. Bai owns approximately 65.6% of our outstanding common stock (including approximately 2.7% owned by his wife). As a result, he can control all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying is building a 19,145 square meters entertainment, culture, casino and lodging facilities, and another 14,188 square meters residential buildings.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of and subsequent to December 31, 2011, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of December 31, 2011, the Plaintiff paid $95,330 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $185,912 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $185,912 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,660 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. However, the plaintiff still has a right to appeal the judgment to the Intermediate Court in Weifang City, Shandong Province, China within 15 days after receiving verdict from the court. The verdict was released by the court on March 23, 2012. An appeal was filed by the Plaintiff after the verdict was released. As of December 31, 2011, the Company has recorded an estimate of loss contingencies of $37,134 for the year ended December 31, 2011, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCQB and OTCBB. The reported bids quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

YEAR	PERIOD	HIGH	LOW
2011	First Quarter	0.030	0.0121
	Second Quarter	0.0121	0.008
	Third Quarter	0.02	0.003
	Fourth Quarter	0.05	0.0021

2010	First Quarter	0.025	0.020
	Second Quarter	0.050	0.015
	Third Quarter	0.045	0.021
	Fourth Quarter	0.030	0.012

(a) Transfer Agent

Our transfer agent is Securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco, Tx. 75034. Their telephone number is 972-963-0012.

(b) Stockholders

As of April 11, 2012, there were approximately 1,317 record holders of our common stock. As of April 11, 2012, we have not paid any cash dividends on shares of our common stock and do not plan to do so. We currently plan to retain future earnings to fund the development and growth of our business.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Net Sales

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The total revenues for the year ended December 31, 2011 was $546,258, a decrease of approximately 33.4% from $819,733 for the year ended December 31, 2010.

Tissue Chip Product: Net sales increased $29,599 from $523,212 for the year ended December 31, 2010 to $552,811 for the year ended December 31, 2011, an increase of approximately 5.7% . These net sales were generated from our China subsidiary, Chaoying Biotech. The increase in net sales of tissue chip & kit product was primarily due to a stable increase of oversea sales in 2011. Starting from 2010, our sole domestic sales representative in China has become Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is BioMax. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units in year 2009, 9 and 37 of which qualified as being recognized as sales revenue aggregating $296,521 and $1,010,632 for the years ended December 31, 2010 and 2009. An additional two residential units were sold in 2011. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”. As a result, net sales from housing decreased by $303,074 to a loss of ($6,553) in the year ended December 31, 2011 from $296,521 for the year ended December 31, 2010. As of December 31, 2011, only 93.20% of revenues can be recognized based on the current percentage of completion.

Gross Margin

Gross margin as a percent of sales was 0.29% and 23.02% for the years ended December 31, 2011 and 2010, respectively. The gross margins for both the Company’s two divisions were lower than the prior year. The gross margin of SD Chaoying decreased significantly, while the gross margin of Chaoying Biotech decreased from 28.53% to 23.75% . Gross profit of SD Chaoying decreased $169,207 from $39,452 for the year ended December 31, 2010 to ($129,755) for the year ended December 31, 2011, mainly due to weak sales in the residential housing segment in 2011. Gross profit of Chaoying Biotechnology for the year ended December 31, 2011 decreased $17,969 to $131,312 for the year ended December 31, 2011 from $149,281 for the year ended December 31, 2010, mainly due to weak sales in Chinese domestic market as well as a decrease in unit sales price of tissue chip sold to the Company’s US distributor, combined with a higher unit cost allocated from fixed costs as a result of a lower production volume during 2011 as compared to the year of 2010. In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business. As a result, the overall gross margin decreased in 2011.

Operating Expenses

The Company’s operating expenses decreased $330,410 to $731,577 for the year ended December 31, 2011 from $1,061,987 for the year ended December 31, 2010. This was primarily due to a decrease of $58,286 in other general and administrative expenses from $216,023 for the year ended December 31, 2010 to $157,737 for the current year, a decrease of $35,418 in selling and distribution expense from $53,323 for the year ended December 31, 2010 to $17,905 for the current year, and a decrease of compensation expense of $306,000 recorded during the first quarter of 2010 for 12,000,000 shares and 3,300,000 shares of common stocks issued to the Company’s two key executives, partially offset by an accrual of loss contingencies of $37,134 for the year ended December 31, 2011, an increase in salaries and wages of $12,180 from $169,844 for the year ended December 31, 2010 to $182,024 for the current year, and an increase of $23,220 in professional fees to $88,695 for the year ended December 31, 2011 as compared to $65,475 for the year ended December 31, 2010., .

Other Income

Net other income decreased by $40,853 to ($9,133) for the year ended December 31, 2011, a 128.8% decrease, as compared to $31,720 for the year 2010. The higher balance of other income for the year ended December 31, 2010 was mainly due to $28,168 generated from the sale of non-operating real property of Chao Ying Biotech for the first half of 2010. The net book value of non-operating real property was $38,636 and net proceeds from the sale amounted to $66,804. Other expense for the year ended December 31, 2011 was primarily attributable to $13,550 foreign exchange translation losses from overseas sales for the year ended December 31, 2011. The sales from overseas sales increased by 16.7% from $431,121 for the year ended December 31, 2010 to $502,983 for the current year.

Income Taxes

The Company had not recorded a provision for U.S. federal income tax for year ended December 31, 2011 and 2010 due to a net operating loss incurred, and it was not required to accrue income taxes due to the net operation loss for the year ended December 31, 2011 and 2010. According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008. SD Chaoying is subject to the standard EIT rate of 25%. The Company had net losses and no income tax provision was recorded for the years ended December 31, 2011 and 2010. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

Net Loss

As a result of the above factors, net loss before minority interests decreased $102,381, or 12.2%, from $841,534 for the year ended December 31, 2010 to $739,153 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $615,665 from $2,315,510 as of December 31, 2010 to $2,931,175 as of December 31, 2011. The increase was primarily due to a decrease in due from related companies of $125,032 from $204,474 as of December 31, 2010 to $79,442 as of December 31, 2011, a decrease of $90,877 in loan to unaffiliated company from $90,877 as of December 31, 2010 $0 as of December 31, 2011, and a decrease of $21,860 in other receivables and prepaid expenses from $96,949 as of December 31, 2010 to $75,089 as of December 31, 2011, partially offset by an increase of 196,028 in cash and equivalents from $585,020 as of December 31, 2010 to $781,048 as of December 31, 2011. The $288,811 increase in other payables from $77,209 as of December 31, 2010 to $366,020 as of December 31, 2011, the $188,382 increase in accrued expenses from $505,054 as of December 31, 2010 to $693,436 as of December 31, 2011, and the $117,535 increase in deferred revenue from $21,749 as of December 31, 2010 to $139,284 as of December 31, 2011 also caused the increase in our working capital deficit.

For investing activities, the Company incurred net cash outflow during the year ended December 31, 2011. The primary reason was due to $587,705 used in the construction in progress of the SD Chaoying project during the year ended December 31, 2011, and $84,827 used in purchase of operating equipments, partially offset by proceeds of $136,535 received from repayment of loan to affiliated companies as of December 31, 2011.

For financing activities, the Company obtained net proceeds of $307,481 from its related parties of the Company for the year ended December 31, 2011.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficit of $2,447,643 and $1,847,882 as of December 31, 2011 and 2010, including net losses of $599,761 and $750,740 for the years ended December 31, 2011 and 2010, respectively.

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

(c)          Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $77,239 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use. During the year 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $61,891 to the Company to finance its operations.

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

In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820). In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards. Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220). The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

In September 2011, FASB issued an amendment (ASU No. 2011-08) to Intangibles–Goodwill and Other (ASC Topic 350). The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

In December 2011, FASB issued an Update (ASU No. 2011-10) to Property, Plant, and Equipment (ASC Topic 360). Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In December 2011, FASB issued an Update (ASU No. 2011-11) to Balance Sheet (ASC Topic 210) regarding disclosures about offsetting assets and liabilities. Pursuant to this Update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately 99% of our assets are located in China, the remaining less than 1% in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB 8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB 6.2939 to US$1.00 as of DECEMBER 31, 2011. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(Not applicable). There was no information required to be filed on Form 8-k during the fourth quarter of the Company's fiscal year ended December 31, 2011 and not reported. .

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

		DATE OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT

Yanbiao Bai, Chairman, CEO and President	51	2003
Ren Yonghong, Treasurer and Chief Operating Officer	36	August 2011

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

Ren Yonghong, Director, Treasurer & Chief Operating Officer

Mr. Ren became a Director and the Treasurer and Chief Operating Officer in August 2011. He joined the Company from Shaanxi Chaoying Beauty and Cosmetic Co, Ltd. Since 2000, Mr. Ren has worked with Chaoying Beauty and Cosmetic Co, Ltd., where he was the general manager since March 2009 and the deputy manager from October 2005 to March 2009. He attended Baoji University of Arts and Science, graduating with a Bachelor degree in Chinese in July 1996.

There are no family relationships between Mr. Ren and any director or executive officer of the Company which would require disclosure under item 401(d) of Regulation S-K and no transactions between Mr. Ren or any of his immediate family members and the Company which would require disclosure under Item 404(a) of Regulation S-K. Mr. Ren is not a director of any other public company.

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

  FAMILY RELATIONSHIPS

  Ms. Xue Bu, the former Director, Treasurer, and Chief Operating Officer, is the wife of Yanbiao Bai the Chairman, CEO and President.

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

  BOARD COMMITTEES

  Our board of directors is currently composed of two directors: Mr. Yan Biao Bai and Mr. Yonghong Ren. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

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

    Compliance with applicable governing laws, rules and regulations;

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

SUMMARY COMPENSATION TABLE
			LONG-TERM
	ANNUAL COMPENSATION		COMPENSATION AWARDS
				STOCK AND	SECURITIES
				OPTION	UNDERLYING	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	AWARD	OPTIONS	COMPENSATION
Yanbiao Bai, Chairman, CEO	2011	$100,000	$-0-	-0-	$-0-	$-0-
and President	2010	$100,000	$-0-	12,000,000	$-0-	$-0-
Xue Bu, Former Director, Treasurer	2011	$2,850	$-0-	-0-	$-0-	$-0-
& Chief Operating Officer	2010	$11,746	$-0-	3,300,000	$-0-	$-0-
Yonghong Ren, Director, Treasurer	2011	$1,650	$-0-	-0-	$-0-	$-0-
& Chief Operating Officer	2010	$-0-	$-0-	-0-	$-0-	$-0-

  EMPLOYEE STOCK OPTION PLAN

  None

  COMPENSATION OF INDEPENDENT DIRECTORS

  None

  EMPLOYMENT AGREEMENTS

  There are no written employment agreements with any of the Company's officers.

  However, Mr. Bai serves as our President and Chief Executive Officer with annual compensation of $100,000. Any future increases in his salary must be approved by the Company's board of directors.

  Mr. Ren receives a base salary of $4,500 annually. In addition to the base salary, Mr. Ren may be entitled to a bonus, the amount and terms of which shall be set from time to time in writing by the Company’s board of directors

  No compensation had been paid to any director solely in connection with their role as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth, as of April 11, 2012 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of April 11, 2012, there were issued and outstanding 120,225,323 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER			NO. OF	PERCENTAGE OF
OR DIRECTOR	TITLE	TITLE OF CLASS	SHARES	OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	78,894,153(1)	65.62%
Lei Liu		Common	6,234,766(2)	5.19%
Ren Yongong	COO/Treasurer/Director	Common	0	0%
All officers and directors as a group (3 people)		Common	78,894,153	65.62%

  __________________________
  (1) Includes shares held by Shaanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai owns 64% and is the president. Includes 3,300,000 shares held by Xue Bu, the wife of Mr. Bai and the former Director, Chief Operating Officer and Treasurer of the Company.

  (2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares which will be owned individually by Lei Liu.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Certain Relationships and Related Transactions

  We occasionally borrow money from or loan money to our affiliated companies in PRC, our shareholders and officers. These affiliated companies include Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (“Chaoying Cosmetics”) of which our CEO Mr. YanBiao Bai owns 64% equity and is president; Shaanxi Yanfeng Real Estate Co., Ltd. (“Shaanxi Yanfeng”) of which Mr. Bai is Chairman; Xi’an Yanfeng Biotechnology Co., Ltd. (“Yanfeng Biotech”) of which Mr. Bai is the Chairman; and Tianjing Yanfend Real Estate Co., Ltd. (“Tianjing Yanfend”) of which Mr. Bai is Chairman; and Shaanxi NuoQi Health Food Co., Ltd (“Shaanxi NuoQi”), of which our former Chief Financial and Operating Officer, also Mr. Bai’s wife, Ms. Xue Bu is the Chairman.. The related transactions with these affiliated companies include:

  Due from related parties

  Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2011	2010
Loan to Shaanxi NuoQi Health Food Co., Ltd.	$-	$128,743
Loan to Tianjing Yanfeng Real Estate Co., Ltd.	79,442	75,731
	$79,442	$204,474

  Ms. Xue Bu, Former Chief Operating Officer and Director of the Company, is the Chairman of Shaanxi NuoQi. Loan to Shaanxi NuoQi was guaranteed by a third-party individual, interest free, and with a term from September 6, 2009 to December 5, 2010.

  Mr. Yanbiao Bai, Chief Executive Officer and Chairman of the Company, is the Chairman of Tianjing Yanfeng. Loan to Tianjing Yanfeng was unsecured, interest free, and is due on demand.

  Due to related parties

  Due to related parties consisted of the following:

	As of December 31,
	2011	2010
Loan from Shaanxi Chaoying Beauty & Cosmetic $	101,686	$552,471
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	397,210	378,656
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	365,433	348,363
Advance from officers and shareholders	985,852	744,184
Total loan from related companies, net	$1,850,181	$2,023,674

  Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts due to relate parties were unsecured, interest free, and due on demand.

  Lease agreement

  The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2012. There is no renewal option on the lease. The rent payment under this operating lease was $6,189 (equivalent to RMB 40,000) per month. The future minimum rental payment for this lease as of December 31, 2011 was $74,269 (equivalent to RMB 480,000). Total rental expense charged to operations amounted to $74,269 and $70,920 for the years ended December 31, 2011 and 2010, respectively.

  Stock compensation

  On January 15, 2010, the Board of Directors authorized incentive compensation to key management of the Company for services it has provided to the Company in the form of the issuance of shares of common stock of the Company 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company. Compensation costs of $306,000 were recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

  Conversion of Debt

  On June 30, 2011, the Company entered into a written Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. , Shaanxi NuoQi Healthfood Co., Ltd., and Mr. Yanbiao Bai, Chairman and CEO of the Company (the "Debt Conversion Agreement"). Both Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. and Shaanxi NuoQi Healthfood Co., Ltd. are affiliates with the Company. In the Debt Conversion Agreement, the Company agreed to repay a total of $605,723 (RMB 3,920,000) debt due to Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. by issuing the Company’s common stock. Simultaneously upon the execution of the repayment, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. agreed to transfer to Mr. Yanbiao Bai the number of shares to be issued through the debt repayment. The number of shares to be transferred to Mr. Yanbiao Bai was further offset by a number of shares equivalent to $169,973 (RMB 1,100,000) due by Shaanxi NuoQi Health Food Co., Ltd., a company wholly-controlled by Ms. Xue Bu, the spouse of Mr. Yanbiao Bai and former COO and Director of the Company, to offset its debt due to the Company. The Agreement was approved by the Company’s Board of Directors on June 30, 2011. As a result of the debt conversion and offset, the number of common stock issued to Mr. Yanbiao Bai was 54,468,756 shares, which was determined based on the closing price of $0.008 per share on June 30, 2011. The share issuance for repayment of debt as agreed upon and approved was executed on August 17, 2011.

  Director Independence

  None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES XXX

  The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2011 and 2010:

Services	2011	2010
Audit Fees	$40,000	$40,000
Audit Related Fees
Tax Fees		2,500
All Other Fees	-	-
TOTAL	$40,000	$42,500

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
*10.8

  Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and Biomax Co., Ltd. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

*10.9

  Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007)

*10.10

  Debt Conversion Agreement among Cybrdi, Inc., Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., Shaanxi NuoQi Healthfood Co., Ltd., and Yanbiao Bai, dated as of June 30, 2011. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

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

Date: April 11, 2012	By:	/s/ Yan Biao Bai
By: YanBiao Bai
Title: Chief Executive Officer and Director

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiao Bai, Chairman, CEO and President	/s/YanBiao Bai	April 11, 2012

Ren Yonghong, Director, Treasurer & COO	/s Ren Yonghong	April 11, 2012

  CYBRDI, INC. AND SUBSIDIARIES
  TABLE OF CONTENTS

PAGE
F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010
F-4	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
F-5	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of:
  Cybrdi, Inc.

  We have audited the accompanying consolidated balance sheet of Cybrdi, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybrdi, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the consolidated financial statements, the Company has incurred recurring losses, accumulated deficit, and working capital deficit at December 31, 2011 and 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ KCCW Accountancy Corp.

  Diamond Bar, California
  March 21, 2012

  CYBRDI, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$781,048	$585,020
Inventories	1,053,038	1,090,154
Due from related companies	79,442	204,474
Loan to unaffiliated company,net	-	90,877
Other receivables, net and prepaid expenses	75,089	96,949
Advance to suppliers	832	-
TOTAL CURRENT ASSETS	1,989,449	2,067,474
PROPERTY, PLANT AND EQUIPMENT, NET	1,310,529	1,314,979
CONSTRUCTION IN PROGRESS	6,829,329	6,557,391
INTANGIBLE ASSETS, NET	782,215	226,219

TOTAL ASSETS	$10,911,522	$10,166,063

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,668,282	$1,590,355
Accounts payable	4,942	4,609
Accrued expenses	693,436	505,054
Deferred revenue	139,284	21,749
Customers deposits	188,186	150,522
Due to related parties	1,850,181	2,023,674
Deferred tax liabilities	10,293	9,812
Other payables	366,020	77,209
TOTAL CURRENT LIABILITIES	4,920,624	4,382,984
CONSTRUCTION PAYABLE	894,750	808,427
TOTAL LIABILITIES	5,815,374	5,191,411

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 and 65,756,567 shares issued and outstanding, respectively	4,313,614	3,877,864
Additional paid-in capital	172,308	-
Reserve funds	336,885	336,885
Accumulated deficit	(2,447,643)	(1,847,882)
Accumulated other comprehensive income	1,540,329	1,287,737
TOTAL STOCKHOLDERS’ EQUITY	3,915,493	3,654,604
NONCONTROLLING INTEREST	1,180,655	1,320,048
TOTAL EQUITY	5,096,148	4,974,652

TOTAL LIABILITIES AND EQUITY	$10,911,522	$10,166,063

  See notes to consolidated financial statements.

  CYBRDI, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVEINCOME

	For the Years Ended December 31,
	2011	2010
Revenue
Housing	$(6,553)	$296,521
Commercial rental	-	-
Tissue array products	552,811	523,212
Total revenue	546,258	819,733
Cost of Sales
Housing	58,930	257,069
Commercial rental	64,272	-
Tissue array products	421,499	373,931
Total cost of sales	544,701	631,000

Gross Profit	1,557	188,733

Operating Expenses:
Salaries and wages	182,024	169,844
Compensation Expenses	-	306,000
Depreciation and amortization	148,541	146,074
Bad debt expense	99,541	88,422
Estimates of loss contingencies	37,134	-
Professional fees	88,695	65,475
Selling and distribution expenses	17,905	53,323
Other general and administrative expenses	157,737	216,023
Research and development expenses	-	16,826
Total Operating Expenses	731,577	1,061,987

Loss from Operations	(730,020)	(873,254)

Other Income
Net interest (expense) income	5,459	(1,367)
Other income (expense), net	(14,592)	34,886
Loss on disposal of fix assets	-	(1,799)
Total Other Income, Net	(9,133)	31,720

Loss before Income Taxes	(739,153)	(841,534)
Income Tax Benefit (Expense)	-	-
Net loss	(739,153)	(841,534)
Net loss attributable to the noncontrolling interest	(139,392)	(90,794)
Net loss attributable to CYBRDI, INC.	(599,761)	(750,740)
Foreign currency translation gain	252,592	212,026
Comprehensive income	$(347,169)	$(538,714)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	85,879,746	65,161,567

  See notes to consolidated financial statements.

  CYBRDI, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
						Accumulated
			Additional			Other	Total Common
	Common Stock		Paid-in	Reserve	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Fund	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2009	50,456,567	$3,571,864	$-	$336,885	$(1,097,142)	$1,075,711	3,887,318	$1,410,842	5,298,160

Issuance of common shares for compensation	15,300,000	306,000	-				306,000		306,000

Net loss	-	-	-	-	(750,740)	-	(750,740)	(90,794)	(841,534)

Net changes in foreign currency translation adjustment	-	-	-	-	-	212,026	212,026	-	212,026

Balance as of December 31, 2010	65,756,567	3,877,864	-	336,885	(1,847,882)	1,287,737	3,654,604	1,320,048	4,974,652

Issuance of common shares for compensation									-

Net loss	-	-	-	-	(599,761)	-	(599,761)	(139,392)	(739,153)

Debt conversion to equity	54,468,756	435,750	172,308	-	-	-	608,058	-	608,058
Net changes in foreign currency translation adjustment	-	-	-	-	-	252,592	252,592	(1)	252,591
Balance as of December 31, 2011	120,225,323	$4,313,614	$172,308	$336,885	$(2,447,643)	$1,540,329	$3,915,493	$1,180,654	$5,096,148

  See notes to consolidated financial statements.

  CYBRDI INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(599,761)	$(750,740)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Issuance of common shares for compensation	-	306,000
Depreciation and amortization	268,211	172,569
Bad debt expense	99,541	88,422
Estimates of loss contingencies	37,134	-
Minority interest	(139,392)	(90,794)
Gain on sale of other assets	-	(28,408)
Loss on disposal of fixed assets	-	1,799
Changes in Operating Assets and Liabilities:
Accounts receivable	-	10,951
Inventories	88,164	282,626
Other receivable and prepaid expenses	18,398	68,727
Accounts payable and other current liabilities	502,686	(3,282)
Deferred revenue	86,535	(5,810)
Customer deposits	29,496	29,088
Net Cash Provided by Operating Activities	391,012	81,148

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of other assets	-	68,835
Advance for loan to affiliated companies	-	21,202
Repayment proceeds from loan to affiliated companies	136,535	-
Purchase of property, plant, and equipment	(84,827)	(72,131)
Payments for construction in progress	(587,705)	(583,346)
Net Cash Used in Investing Activities	(535,997)	(565,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	136,160	185,968
Proceeds from shareholders/officers	171,321	-
Net Cash Provided by Financing Activities	307,481	185,968

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	162,496	(298,324)
EFFECT OF EXCHANGERATECHANGEON CASH & CASH EQUIVALENTS	33,532	21,887
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	585,020	861,457

CASH & CASH EQUIVALENTS, ENDING BALANCE	$781,048	$585,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$180,630	$145,150
Income taxes paid	$-	$-

NONCASH INVESTING TRANSACTIONS
Construction-in-progress incurred/(decreased) by accrued(repayment of) construction payable	$86,323	$(57,019)
Debt-Equity Conversion	$608,058	$-

  See notes to consolidated financial statements.

  CYBRDI, INC. AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANICAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,447,643 and $1,847,882 as of December 31, 2011 and 2010, respectively, including net losses of $599,761 and $750,740 for the years ended December 31, 2011 and 2010, respectively. In addition, current liabilities exceeded current assets by $2,931,175 and $2,315,510 at December 31, 2011 and 2010, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

  (c)          Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $77,239 to the Company in 2011 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $730,000 of capital to support operational use. During the year 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $61,891 to the Company to finance its operations.

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

  Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2010 have been reclassified to conform to the presentation for the year ended December 31, 2011.

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

  Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of December 31, 2011 and 2010, the Company had not recorded an allowance for uncollectible accounts.

(h)	Research and development costs

  Research and development costs are charged to operations when incurred and are included in operating expenses.

(i)	Advertising costs

  Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $7,526 and $32,275 for the years ended December 31, 2011 and 2010, respectively.

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

  Government grants and awards given to the Company’s PRC subsidiary after successful completion of product development projects, or development the encouraged real estate project are recognized as income upon receipts of the awards. The government grants were $0 and $4,300 for the years ended December 31, 2011 and 2010, respectively.

(q)	Recent Accounting Pronouncements

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

  In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820). In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards. Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

  In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220). The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

  In September 2011, FASB issued an amendment (ASU No. 2011-08) to Intangibles–Goodwill and Other (ASC Topic 350). The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

  In December 2011, FASB issued an Update (ASU No. 2011-10) to Property, Plant, and Equipment (ASC Topic 360). Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

  In December 2011, FASB issued an Update (ASU No. 2011-11) to Balance Sheet (ASC Topic 210) regarding disclosures about offsetting assets and liabilities. Pursuant to this Update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

5.	INVENTORIES

  Inventories consisted of the following:

	As of December 31,
	2011	2010
Raw materials	$16,831	$4,609
Finished goods	273,529	299,216
Housing inventory	762,678	786,329
Total	$1,053,038	$1,090,154

6.	LOAN TO UNAFFILIATED COMPANY

  Loans to an unaffiliated company consists of loans to QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB 29.3Million (equivalent to $3,754,437) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,144,559) was extended to and expired on March 24, 2008. As of December 31, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $95,330 and $181,951 for doubtful principal balance and interest receivable, respectively, after charging $92,836 of bad debt expense for the year ended December 31, 2011. As of December 31, 2010, the principal balance and interest receivable for this loan had been reduced to RMB 0.6 Million (equivalent to $90,877) and $0, respectively, net of allowance of $173,452 for doubtful interest receivable. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

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

7.	PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2010
Buildings	$1,005,988	$955,883
Machinery and equipments	711,490	613,448
Motor vehicles	341,542	325,588
Office equipments	88,328	83,763
Leasehold improvement	305,543	276,882
Subtotal	2,452,891	2,255,565
Less: Accumulated depreciation	(1,142,362)	(940,586)
Net value	$1,310,529	$1,314,979

  Depreciation expense for the years ended December 31, 2011 and 2010 were $151,639 and $78,008, respectively.

8.	CONSTRUCTION IN PROGRESS

  Construction in progress of $6,829,329 and $6,557,391 as of December 31, 2011 and 2010 respectively mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed.

9.	INTANGIBLE ASSETS, NET

  Intangible assets consisted of the following:

	As of December 31,
	2011	2010
Patent	$1,016,858	$969,359
Software	114,015	108,689
Land use rights	664,615	-
Subtotal	1,795,488	1,078,049
Less: Accumulated amortization	(1,013,273)	(851,829)
Net value	$782,215	$226,219

  Amortization expenses for the years ended December 31, 2011 and 2010 were $116,572 and $94,560, respectively.

  Expected amortization expenses for intangible assets in the next five years are as follows:

For the Years Ended December 31,	Amount
2012	$116,572
2013	50,592
2014	17,547
2015	17,547
2016	17,547
Thereafter	541,944
Total	$761,749

10.	CUSTOMER DEPOSITS

  Customer deposits consisted of residential properties down payments amounted to $188,186 and $150,522 as of December 31, 2011 and 2010, respectively.

11.	SHORT –TERM LOAN

  The Company has a short-term loan of $1,509,398 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. In August 2011, the Company renewed this short-term loan with the same amount of $1,509,398 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from August 31, 2011 with maturity date on August 20, 2012. The adjustable interest rate is a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. The interest rate for the short-term loan was 9.840% as of December 31, 2011. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.18 million (equivalent to RMB 20.03 million) and $4.35 million (equivalent to RMB 27.35 million) as of December 31, 2011, respectively.

  Additionally, there is another short-term loan of $158,884 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party as of December 31, 2011.

12.	RELATED PARTY TRANSACTIONS

  Due from related parties

  Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2011	2010
Loan to Shaanxi NuoQi Health Food Co., Ltd. (“Shaanxi NuoQi”)	$-	$128,743
Loan to Tianjing Yanfeng Real Estate Co., Ltd. (“Tianjing Yanfeng”)	79,442	75,731
	$79,442	$204,474

  Ms. Xue Bu, former Chief Operating Officer and Director of the Company, is the Chairman of Shaanxi NuoQi. Loan to Shaanxi NuoQi was guaranteed by a third-party individual, interest free, and with a term from September 6, 2009 to December 5, 2010. The term was extended through verbal agreement between the Company and Shaanxi NuoQi after the maturity of the loan.

  Mr. Yanbiao Bai, Chief Executive Officer and Chairman of the Company, is the Chairman of Tianjing Yanfeng. Loan to Tianjing Yanfeng was unsecured, interest free, and is due on demand.

  Due to related parties

  Due to related parties consisted of the following:

	As of December 31,
	2011	2010
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	$101,686	$552,471
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	397,210	378,656
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	365,433	348,363
Advance from officers and shareholders	985,852	744,184
Total loan from related companies, net	$1,850,181	$2,023,674

  Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts due to relate parties were unsecured, interest free, and due on demand.

  Lease agreement

  The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2012. There is no renewal option on the lease. The rent payment under this operating lease was $6,189 (equivalent to RMB 40,000) per month. The future minimum rental payment for this lease as of December 31, 2011 was $74,269 (equivalent to RMB 480,000).

  Total rental expense charged to operations amounted to $74,269 and $70,920 for the years ended December 31, 2011 and 2010, respectively.

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

  On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completing the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of December 31, 2011, the Plaintiff paid $95,330 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $185,912 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $185,912 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,660 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the People's Court of Changle County  pronounced its judgment against Plaintiff and that SD Chaoying had no liability. However, the plaintiff still has a right to appeal the judgment to the superior court in Weifang City, Shandong Province, China within 15 days after receiving verdict from the court. The verdict was released by the court on March 23, 2012. An appeal was filed by the Plaintiff after the verdict was released. As of December 31, 2011, the Company has recorded an estimate of loss contingencies of $37,134 for the year ended December 31, 2011, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

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

  In the years ended December 31 2011 and 2010, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2010 and 2009. The reserve funds balance consisted of the following:

	As of December 31,
	2011	2010
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

16.	GOVERNMENT GRANT

  In 2011, the Company did not receive any grant from the Chinese government, whereas Chaoying Biotech received certain government grants in the aggregate amount of $4,300 (equivalent to RMB 29,103) in year 2010.

17.	TAXATION

(a)	Corporation Income Tax

  The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2011 and 2010. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future.

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

  In the years ended December 31, 2011 and 2010, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. Accordingly, they were not required to accrue and pay any income taxes for the year ended December 31, 2011 and 2010. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

18.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

  Financial Risks:

  The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

  Major Customers:

  The following summarizes sales to major customers (each comprising 10% or more of revenue):

		Percentage
December 31,	Number of Customers	of Total
2011	1	92.1%
2010	1	52.6%

  Major Suppliers:

  The following summarizes purchases of raw materials from major suppliers (each comprising 10% or more of purchases):

		Percentage
December 31,	Number of Suppliers	of Total
2011	2	79.6%
2010	3	49.0%

19.	SEGMENT REPORTING

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

	Years Ended December 31,
	2011	2010
Revenues:
Chaoying Biotech	$552,811	$523,212
SD Chaoying	(6,553)	296,521
Others	-	-
Total Revenues	$546,258	$819,733

	Years Ended December 31,
	2011	2010
Segment (Loss) / Income:
Chaoying Biotech	$(252,126)	$(213,373)
SD Chaoying	(253,153)	(144,217)
Others	(233,874)	(483,944)
Loss before Income Taxes	$(739,153)	$(841,534)

	Years Ended December 31,
	2011	2010
Total Assets:
Chaoying Biotech	$1,507,130	$1,739,433
SD Chaoying	9,276,414	8,424,499
Others	127,978	2,131
Total assets	$10,911,522	$10,166,063

  The following sets forth geographic information relating to the Company’s revenues from external customers attributed to the Company’s country of domicile, China, and attributed to foreign countries.

	Years Ended December 31,
	2011	2010
China	$43,275	$388,612
United States	502,983	431,121
Total revenue	$546,258	$819,733

  All revenues are from external customers. One major customer from the United States accounted for 92% and 53% of our total revenues for the years ended December 31, 2011 and 2010. All long-lived assets are located in China.