Form 10-Q
period 2012-03-31
Cybrdi, Inc.
filed 2012-05-15
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes [  ]          No [X]

The number of shares of common stock, no par value per share, outstanding as of May 14, 2012 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2012
INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$507,102	$781,048
Accounts receivable, net	432	-
Inventories	939,384	1,053,038
Deferred tax assets	-	-
Due from related companies	82,572	79,442
Loan to unaffiliated company,net	-	-
Other receivables, net and prepaid expenses	72,458	75,089
Advance to suppliers	4,065	832
TOTAL CURRENT ASSETS	1,606,013	1,989,449
PROPERTY, PLANT AND EQUIPMENT, NET	1,275,905	1,310,529
CONSTRUCTION IN PROGRESS	6,830,965	6,829,329
INTANGIBLE ASSETS, NET	751,862	782,215

TOTAL ASSETS	$10,464,745	$10,911,522

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,667,328	$1,668,282
Accounts payable	3,318	4,942
Accrued expenses	781,181	693,436
Deferred revenue	127,495	139,284
Customers deposits	84,457	188,186
Due to related parties	1,659,940	1,850,181
Deferred tax liabilities	10,287	10,293
Other payables	397,240	366,020
TOTAL CURRENT LIABILITIES	4,731,246	4,920,624
CONSTRUCTION PAYABLE	847,555	894,750
TOTAL LIABILITIES	5,578,801	5,815,374

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 and 120,225,323 shares issued and outstanding, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(2,615,522)	(2,447,643)
Accumulated other comprehensive income	1,536,469	1,540,329
TOTAL STOCKHOLDERS’ EQUITY	3,743,754	3,915,493
NONCONTROLLING INTEREST	1,142,190	1,180,655
TOTAL EQUITY	4,885,944	5,096,148

TOTAL LIABILITIES AND EQUITY	$10,464,745	$10,911,522

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue
Housing	$142,423	$-
Commercial rental	-	-
Tissue array products	99,910	113,811
Total revenue	242,333	113,811
Cost of Sales
Housing	123,499	-
Commercial rental	16,466	14,627
Tissue array products	79,314	87,148
Total cost of sales	219,279	101,775

Gross Profit	23,054	12,036

Operating Expenses:
Salaries and wages	52,244	40,483
Depreciation and amortization	38,447	36,272
Professional fees	18,710	46,326
Operating tax expenses	16,229	71
Selling and distribution expenses	1,379	6,425
Other general and administrative expenses	30,342	26,284
Bad debt expense	-	45,604
Total Operating Expenses	157,351	201,465

Loss from Operations	(134,297)	(189,429)

Other Income
Net interest (expense) income	(45,990)	487
Other (expense) income, net	(26,057)	243
Total Other (Expense) Income, Net	(72,047)	730

Loss before Income Taxes	(206,344)	(188,699)
Income Tax Benefit (Expense)	-	-
Net loss	(206,344)	(188,699)
Net loss attributable to the noncontrolling interest	(38,465)	(25,009)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(167,879)	$(163,690)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	65,756,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(167,879)	$(163,690)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	63,656	65,698
Bad debt expense	-	45,604
Minority interest	(38,465)	(25,009)
Changes in Operating Assets and Liabilities:
Accounts receivable	(432)	-
Inventories	112,830	(7,598)
Other receivable and prepaid expenses	(645)	4,043
Accounts payable and other current liabilities	95,381	31,392
Deferred revenue	10,394	-
Customer deposits	(103,419)	901
Net Cash Used in Operating Activities	(28,579)	(48,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	(1,585)	(130,997)
Purchase of property, plant, and equipment	-	(45,689)
Payments for construction in progress	(52,122)	(37,920)
Net Cash Used in Investing Activities	(53,707)	(214,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	19,018	18,242
Proceeds from shareholders/officers	43,897	82,595
Repayments of loan from shareholders/officers	(253,570)	-
Net Cash (Used in) Provided by Financing Activities	(190,655)	100,837

NET DECREASE IN CASH & CASH EQUIVALENTS	(272,941)	(162,428)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(1,005)	4,062
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	781,048	585,020

CASH & CASH EQUIVALENTS, ENDING BALANCE	$507,102	$426,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$37,101	$37,920
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,615,522 and $2,447,643 as of March 31, 2012 and December 31, 2011, including net losses of $206,344 and $188,699 for the three months ended March 31, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,125,233 and $2,931,175 at March 31, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into account the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

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

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $8,400 to the Company in the current period to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to approximately $793,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $19,000 for the current quarter period to the Company to finance its operations.

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

NOTE B – ASSETS

The March 31, 2012 consolidated balance sheet included total current assets of $1,606,013 and non-current assets of $8,858,732. Of these amounts, $507,102 in cash and equivalents is planned for funding current operations and for future business expansion.

Other current assets also included accounts receivable, inventories, due from related companies, other receivables and prepaid expenses, and advance to suppliers. Inventories are mainly finished goods. Other components of inventories include raw materials, finished goods, and housing inventories. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB 29.3Million (equivalent to $4,652,640) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,159,190) was extended to and expired on March 24, 2008. As of March 31, 2012 and December 31, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $95,276 and $181,847 for doubtful principal balance and interest receivable, respectively. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,830,965 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of March 31, 2012, construction-in-progress of $4.35 million and land use rights of $3.18 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union. For the $3.18 million land use rights, $2.52 million was classified under construction-in-progress for the commercial property and the remaining $0.66 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.66 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of March 31, 2012, the balance sheet included total liabilities of $5,578,801, which consisted of current liabilities of $4,731,246 and construction payable of $847,555. Included in the current liabilities was a short-term loan of $1,508,535 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. In August 2011, the Company renewed this short-term loan with the same amount of $1,508,535 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from August 31, 2011 with a maturity date of August 20, 2012. The adjustable interest rate is a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. The interest rate for the short-term loan was 9.840% as of March 31, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.18 million (equivalent to RMB 20.03 million) and $4.35 million (equivalent to RMB 27.39 million) as of March 31, 2012, respectively. For the $3.18 million land use rights, $2.52 million was classified under construction-in-progress for the commercial property and the remaining $0.66 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $158,793 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. Also included in the current liabilities was $1,659,940 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of March 31, 2012 and December 31, 2011, the Company had 120,225,323 and 120,225,323 shares issued and outstanding, respectively.

As of March 31, 2012, the balance sheet included total equity of $4,885,944, of which $1,142,190 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company. As set forth in the Board of Directors’ resolution dated January 15, 2010, the incentive compensation shall be paid by the issuance of 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, the former Chief Financial and Operating Officer of the Company. Compensation cost of $306,000 was recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the three months ended March 31, 2012 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were also no PRC current taxes for the three months ended March 31, 2012 due to net loss incurred.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of March 31, 2012, the Plaintiff paid $95,275 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $185,805 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $185,805 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,550 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. However, the plaintiff still has a right to appeal the judgment to the Intermediate Court in Weifang City, Shandong Province, China within 15 days after receiving verdict from the court. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff after the verdict was released. The court session for the appeal will be held on May 16, 2012 at Intermediate Court in Weifang City, Shandong Province, China. As of March 31, 2012, the Company has recorded an estimate of loss contingencies of $38,110 under accrued expenses, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2011.

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

On July 28, 2007 the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. As of March 31, 2012, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings. The project includes four multi-family residential buildings (about 14,188 square meters). Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, but which is expected to be completed in 2012 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs. In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying agreed not to charge fees from Victoria during the first year of operation as the trial period. SD Chaoiying and Weifang Shili Hesin Engineering Equipment Co., Ltd. executed an agreement on April 28, 2011, pursuant to which agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or approximately $1,206,800, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of March 31, 2012, the land use right and construction-in-progress with total book value of $7.53 million (equivalent to RMB 47.4 million) of SD Chaoying were collateralized under the short-term loan of $1,508,535 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
Revenue
Housing	$142,423	$-	$142,423	100.0%
Commercial rental	-	-	-	0.0%
Tissue array products	99,910	113,811	(13,901)	-12.2%
Total revenue	242,333	113,811	128,522	112.9%
Cost of Sales
Housing	123,499	-	123,499	100.0%
Commercial rental	16,466	14,627	1,839	12.6%
Tissue array products	79,314	87,148	(7,834)	-9.0%
Total cost of sales	219,279	101,775	117,504	115.5%

Gross Profit	23,054	12,036	11,018	91.5%

Operating Expenses:
Salaries and wages	52,244	40,483	11,761	29.1%
Depreciation and amortization	38,447	36,272	2,175	6.0%
Professional fees	18,710	46,326	(27,616)	-59.6%
Operating tax expenses	16,229	71	16,158	22757.7%
Selling and distribution expenses	1,379	6,425	(5,046)	-78.5%
Other general and administrative expenses	30,342	26,284	4,058	15.4%
Bad debt expense	-	45,604	(45,604)	-100.0%
Total Operating Expenses	157,351	201,465	(44,114)	-21.9%

Loss from Operations	(134,297)	(189,429)	55,132	-29.1%

Other Income
Net interest (expense) income	(45,990)	487	(46,477)	-9543.5%
Other (expense) income, net	(26,057)	243	(26,300)	-10823.0%
Total Other (Expense) Income, Net	(72,047)	730	(72,777)	-9969.5%

Loss before Income Taxes	(206,344)	(188,699)	(17,645)	9.4%
Income Tax Benefit (Expense)	-	-	-	0.0%
Net loss	(206,344)	(188,699)	(17,645)	9.4%
Net loss attributable to the noncontrolling interest	(38,465)	(25,009)	(13,456)	53.8%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(167,879)	$(163,690)	$(4,189)	2.6%

Net Sales

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales increased $128,522 to $242,333 for the three months ended March 31, 2012 from $113,811 for the three months ended March 31, 2011, an increase of 112.9% .

Tissue Chip & Kit Products: The net sales decreased $13,901 to $99,910 for the three months ended March 31, 2012 as compared to $113,811 for the three months ended March 31, 2011, a decrease of 12.2%. The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenues which accounted for approximately 88.2% of total tissue product sales revenues for the current period. Export sales revenues decreased $13,833 to $88,158 for the three months ended March 31, 2012 , as compared to $101,991 for the three months ended March 31, 2011, a decrease of 13.6%. The sales revenues generated from export sales now are subject to value added tax (VAT) according to PRC tax regulation, whereas the VAT imposed by PRC tax bureau was absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units in 2009, 9 and 37 of which units qualified as being recognized as sales revenue aggregating $296,521 and $1,010,632 for the years ended December 31, 2010 and 2009. An additional two residential units were sold in 2011. Another five residential units were qualified as being recognized as sales revenues during the first quarter of 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”. As a result, net sales from housing increased by $142,423 in the quarter ended March 31, 2012.

Gross Margin

Gross margin as a percentage of sales decreased to 9.5% for the three months ended March 31, 2012 from 10.6% for the three months ended March 31, 2011.

Tissue Chip & Kit Products: The gross margin of Tissue Chip & Kit Products division decreased to 20.6% for the first quarter of 2012 compared to 23.4% for the same period in 2011. The export sales revenues are now subject to value added tax (VAT) according to PRC tax regulation. The VAT imposed by PRC tax bureau was absorbed by the Company without charging to customers, resulting in a decrease in gross profit by $6,067 from $26,663 for the three months ended March 31, 2011 to $20,596 for the current quarter in 2012.

Housing: The gross margin of the Housing division increased from 0% for the three months ended March 31, 2011 to 13.3% for the first quarter of 2012. Gross profit of the Housing division increased to $18,924 for the three months ended March 31, 2012 from $0 for the three months ended March 31, 2011, mainly due to five housing units being sold and qualified as being recognized as sales revenues during this quarter.

In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased $44,114 to $157,351 for the three months ended March 31, 2012 from $201,465 for the three months ended March 31, 2011, a decrease of 21.9%. The decrease was primarily because there was no bad debt expense assessed for the three months ended March 31, 2012. Also professional fees decreased from $46,326 for the first quarter in 2011 to $18,710 for the first quarter of 2012. The decrease of operating expense for the current quarter was partially offset by an increase of $16,158 in operating tax expenses from $71 for the three months ended March 31, 2011 to $16,229 for the first quarter in 2012, and an increase of salaries and wages of $11,761 to $52,244 for the three months ended March 31, 2012 from $40,483 for the same period last year.

Other Income (Expense)

Other income decreased by $72,777 to $(72,047) for the three months ended March 31, 2012 as compared to $730 for the three months ended March 31, 2011, a decrease of 9969.5%. The decrease was primarily due to the interest expense of $46,610 for the three months ended March 31, 2012 that was not subject to capitalization due to suspension of the construction of the entertainment center, whereas interest expense was capitalized and recorded as construction-in-progress in the first quarter of 2011.

Income Taxes

The Company did not record U.S. and PRC current income tax for the the three months ended March 31, 2012, and 2011, since there was no taxable income during these periods.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $17,645, or 9%, from $188,699 for the three months ended March 31, 2011 to $206,344 for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $194,058 from $2,931,175 as of December 31, 2011 to $3,125,233 as of March 31, 2012. The increase was primarily due to a decrease of $113,654 in inventories from $1,053,038 as of December 31, 2011 to $939,384 as of March 31, 2012 , an increase of $87,745 in accrued expense from $693,436 as of December 31, 2011 to $781,181 as of March 31, 2012, and an increase of $31,220 in other payables from $366,020 as of December 31, 2011 to $397,240 as of March 31, 2012.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2012. The primary reason was due to $52,122 used in the construction in progress of the SD Chaoying project during the three months ended March 31, 2012.

For financing activities, the Company obtained net proceeds of $19,018 and $43,897 from related parties and shareholders/officers of the Company, respectively for the three months ended March 31, 2012, partially offset by the repayments of loan from the Company’s shareholders/officers of $253,570 for the three months ended March 31, 2012.

The Company has a short-term loan in the principal amount of $1,508,535 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The loan has a maturity date of August 20, 2012. The adjustable interest rate is a rate per annum equal to the prime rate plus 50% of the prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by the People's Bank of China. The interest rate for the short-term loan was 9.840% as of March 31, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.18 million (equivalent to RMB 20.03 million) and $4.35 million (equivalent to RMB 27.39 million) as of March 31, 2012, respectively

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,615,522 and $2,447,643 as of March 31, 2012 and December 31, 2011, including net losses of $206,344  and $188,699 for the three months ended March 31, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,125,233 and $2,931,175 as of March 31, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

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

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $8,400 to the Company in 2012 to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to $793,000 (equivalent to RMB 5 million) of capital to support operations. During 2011, Shaanxi Chaoying Beauty & Cosmetics Group advanced $19,000 to the Company to finance its operations.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March,31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of March,31, 2012 and subsequent to December 31, 2011, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of March 31, 2012, the Plaintiff paid $95,275 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $185,805 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $185,805 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,550 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff after the verdict was released. The court session for the appeal will be held on May 16, 2012 at Intermediate Court in Weifang City, Shandong Province, China. As of March 31, 2012, the Company has recorded an estimate of loss contingencies of $38,110 under accrued expenses, which was reasonably estimated by the Company’s legal counsel. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Exhibit

101.	INS† XBRL Instance Document.
101.	SCH† XBRL Taxonomy Extension Schema Document.
101.	CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101.	DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101.	LAB† XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBRDI, INC.

DATE: May, 14, 2012	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer