Form 10-Q
period 2012-06-30
Cybrdi, Inc.
filed 2012-08-14
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ]       No [X]

The number of shares of common stock, no par value per share, outstanding as of August 14, 2012 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2012
INDEX

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T:	Controls and Procedures	13
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	14
Item 1A:	Risk Factors	14
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3:	Defaults Upon Senior Securities	15
Item 4:	Mine Safety Disclosures	15
Item 5:	Other Information	15
Item 6:	Exhibits	15

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$495,492	$781,048
Accounts receivable, net	3,125	-
Inventories	921,606	1,053,038
Due from related companies	90,331	79,442
Other receivables, net and prepaid expenses	72,456	75,089
Advance to suppliers	630	832
TOTAL CURRENT ASSETS	1,583,640	1,989,449
PROPERTY, PLANT AND EQUIPMENT, NET	1,233,391	1,310,529
CONSTRUCTION IN PROGRESS	6,781,274	6,829,329
INTANGIBLE ASSETS, NET	715,647	782,215

TOTAL ASSETS	$10,313,952	$10,911,522

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,652,762	$1,668,282
Accounts payable	3,318	4,942
Accrued expenses	746,757	693,436
Deferred revenue	123,370	139,284
Customers deposits	86,080	188,186
Due to related parties	1,745,801	1,850,181
Deferred tax liabilities	10,197	10,293
Other payables	426,870	366,020
TOTAL CURRENT LIABILITIES	4,795,155	4,920,624
CONSTRUCTION PAYABLE	840,150	894,750
TOTAL LIABILITIES	5,635,305	5,815,374

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 and 120,225,323 shares issued and outstanding, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(2,740,390)	(2,447,643)
Accumulated other comprehensive income	1,483,900	1,540,329
TOTAL STOCKHOLDERS’ EQUITY	3,566,317	3,915,493
NONCONTROLLING INTEREST	1,112,330	1,180,655
TOTAL EQUITY	4,678,647	5,096,148

TOTAL LIABILITIES AND EQUITY	$10,313,952	$10,911,522

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Housing	$-	$-	$142,200	$-
Commercial rental	-	-	-	-
Tissue array products	112,407	123,419	212,317	237,230
Total revenue	112,407	123,419	354,517	237,230
Cost of Sales
Housing	-	-	123,306	-
Commercial rental	16,414	17,125	32,880	31,752
Tissue array products	65,120	102,176	144,434	189,324
Total cost of sales	81,534	119,301	300,620	221,076

Gross Profit	30,873	4,118	53,897	16,154

Operating Expenses:
Salaries and wages	50,316	41,093	102,560	81,576
Depreciation and amortization	36,561	36,721	75,008	72,993
Professional fees	19,026	10,783	37,735	57,108
Operating tax expenses	10,985	54	27,214	125
Selling and distribution expenses	1,374	3,786	2,753	10,211
Other general and administrative expenses	24,541	25,352	54,854	51,637
Bad debt expense	-	23,226	-	68,830
Total Operating Expenses	142,803	141,015	300,124	342,480

Loss from Operations	(111,930)	(136,897)	(246,227)	(326,326)

Other Income
Net interest expense	(46,132)	(1,085)	(92,122)	(598)
Other (expense) income, net	3,496	(14)	(22,561)	229
Total Other Expense, Net	(42,636)	(1,099)	(114,683)	(369)

Loss before Income Taxes	(154,566)	(137,996)	(360,910)	(326,695)
Income Tax Expense	(162)	-	(162)	-
Net loss	(154,728)	(137,996)	(361,072)	(326,695)
Net loss attributable to the noncontrolling interest	(29,860)	(28,160)	(68,325)	(53,169)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(124,868)	$(109,836)	$(292,747)	$(273,526)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	65,756,567	120,225,323	65,756,567

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(292,747)	$(273,526)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	125,081	135,345
Bad debt expense	-	68,830
Minority interest	(68,325)	(53,169)
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,142)	-
Inventories	122,276	(15,636)
Other receivable and prepaid expenses	1,189	(3,365)
Accounts payable and other current liabilities	93,345	81,043
Deferred revenue	10,378	-
Customer deposits	(100,883)	906
Net Cash Used in Operating Activities	(112,828)	(59,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	(5,845)	(38,480)
Purchase of property, plant, and equipment	(190)	(46,523)
Payments for construction in progress	(62,077)	(87,100)
Net Cash Used in Investing Activities	(68,112)	(172,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	50,635	36,710
Proceeds from shareholders/officers	104,273	122,469
Repayments of loan from shareholders/officers	(253,173)	-
Net Cash (Used in) Provided by Financing Activities	(98,265)	159,179

NET DECREASE IN CASH & CASH EQUIVALENTS	(279,205)	(72,496)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(6,351)	11,684
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	781,048	585,020

CASH & CASH EQUIVALENTS, ENDING BALANCE	$495,492	524,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$75,031	86,084
Income taxes paid	$-	-

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

On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for 2009. The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in 2012 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,740,390 and $2,447,643 as of June 30, 2012 and December 31, 2011, including net losses of $292,747 and $273,526 for the six months ended June 30, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,211,515 and $2,931,175 at June 30, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into account the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $693,000.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $650,000 per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of June 30, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $55,974 to the Company in the current period to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to approximately $791,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $12,660 for the current quarter period to the Company to finance its operations.

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

NOTE B – ASSETS

The June 30, 2012 consolidated balance sheet included total current assets of $1,583,640 and non-current assets of $8,730,312. Of these amounts, $495,492 in cash and equivalents is planned for funding current operations and for future business expansion.

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

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB 29.3Million (equivalent to $4,652,640) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,159,190) was extended to and expired on March 24, 2008. As of June 30, 2012 and December 31, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $94,444 and $180,258 for doubtful principal balance and interest receivable, respectively. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,781,274 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of June 30, 2012, construction-in-progress of $4.32 million and land use rights of $3.15 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union. For the $3.15 million land use rights, $2.49 million was classified under construction-in-progress for the commercial property and the remaining $0.66 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.66 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of June 30, 2012, the balance sheet included total liabilities of $5,635,305, which consisted of current liabilities of $4,795,155 and construction payable of $840,150. Included in the current liabilities was a short-term loan of $1,495,357 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. In August 2011, the Company renewed this short-term loan with the same amount of $1,495,357 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from August 31, 2011 with a maturity date of August 20, 2012. The adjustable interest rate is a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. The interest rate for the short-term loan was 9.465% as of June 30, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.15 million (equivalent to RMB 20.03 million) and $4.32 million (equivalent to RMB 27.45 million) as of June 30, 2012, respectively. For the $3.15 million land use rights, $2.49 million was classified under construction-in-progress for the commercial property and the remaining $0.66 million was classified under intangible assets subject to amortization. The Company currently is in process of negotiating with Changle Rural Credit Union to renew the bank loan upon the maturity date on August 20, 2012. Additionally, there is another short-term loan of $157,406 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. Also included in the current liabilities was $1,745,801 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of June 30, 2012 and December 31, 2011, the Company had 120,225,323 and 120,225,323 shares issued and outstanding, respectively.

As of June 30, 2012, the balance sheet included total equity of $4,678,647, of which $1,112,330 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the six months ended June 30, 2012 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There was $162 of PRC current income taxes accrued for the six months ended June 30, 2012 in SD Chaoying.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of June 30, 2012, the Plaintiff paid $94,444 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $184,183 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $184,183 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $188,888 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. However, the plaintiff still has a right to appeal the judgment to the Intermediate Court in Weifang City, Shandong Province, China within 15 days after receiving verdict from the court. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff after the verdict was released. The court session for the appeal was held on May 16, 2012 at Intermediate Court in Weifang City, Shandong Province, China. As of the date of this report on Form 10-Q, the verdict of the appeal has not yet released by the intermediate court in Weifang City. As of June 30, 2012, the Company has recorded an estimate of loss contingencies of $37,700 under accrued expenses, which was estimated by the Company’s legal counsel to be reasonable. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes there to appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2011.

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

  Enhancing R&D in TMAs and technical service

  Expanding its product portfolio and virtual tissue array data bank (vTMAB)

  Launching the health diagnosis kit for obesity and skin disease

  Participating in the culture and entertainment field

With its sophisticated research in genes, the Company can provide the professional health diagnostic service for its customers. The Company can check the reasons for obesity and other skin diseases like freckles by its genetic analysis, which offers more accurate and specialized diagnosis than other similar services in the current market. Such information can be utilized to guide customers to set up the right health or fitness program. At present, the Company provide genetic tests for the mechanism of obesity or skin diseases.

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

On July 28, 2007, the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. Its Chinese partner is a principal shareholder of the Company and Mr. Bai, its chief executive officer and a director is also a principal of its Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. As of June 30, 2012, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings. The project includes four multi-family residential buildings (about 14,188 square meters). Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, but is expected to be completed in 2012 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on Spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by Shandong Administration for Civil Affairs. In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying agreed not to charge fees from Victoria during the first year of operation as the trial period. SD Chaoiying and Weifang Shili Hesin Engineering Equipment Co., Ltd. executed an agreement on April 28, 2011, pursuant to which agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or approximately $1,206,800, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of June 30, 2012, the land use right and construction-in-progress with total book value of $7.47 million (equivalent to RMB 47.5 million) of SD Chaoying were collateralized under the short-term loan of $1,495,357 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Revenue
Housing	$-	$-	-	0.0%
Commercial rental	-	-	-	0.0%
Tissue array products	112,407	123,419	(11,012)	-8.9%
Total revenue	112,407	123,419	(11,012)	-8.9%
Cost of Sales
Housing	-	-		0.0%
Commercial rental	16,414	17,125	(711)	-4.2%
Tissue array products	65,120	102,176	(37,056)	-36.3%
Total cost of sales	81,534	119,301	(37,767)	-31.7%

Gross Profit	30,873	4,118	26,755	649.7%

Operating Expenses:
Salaries and wages	50,316	41,093	9,223	22.4%
Depreciation and amortization	36,561	36,721	(160)	-0.4%
Professional fees	19,026	10,783	8,243	76.4%
Operating tax expenses	10,985	54	10,931	20242.6%
Selling and distribution expenses	1,374	3,786	(2,412)	-63.7%
Other general and administrative expenses	24,541	25,352	(811)	-3.2%
Bad debt expense	-	23,226	(23,226)	-100.0%
Total Operating Expenses	142,803	141,015	1,788	1.3%

Loss from Operations	(111,930)	(136,897)	24,967	-18.2%

Other Income
Net interest expense	(46,132)	(1,085)	(45,047)	4151.8%
Other (expense) income, net	3,496	(14)	3,510	-25071.4%
Total Other Expense, Net	(42,636)	(1,099)	(41,537)	3779.5%

Loss before Income Taxes	(154,566)	(137,996)	(16,570)	12.0%
Income Tax Expense	(162)	-	(162)	100.0%
Net loss	(154,728)	(137,996)	(16,732)	12.1%
Net loss attributable to the noncontrolling interest	(29,860)	(28,160)	(1,700)	6.0%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(124,868)	$(109,836)	(15,032)	13.7%

Net Sales

Cybrdi mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $11,012 to $112,407 for the three months ended June 30, 2012 from $123,419 for the three months ended June 30, 2011, a decrease of 8.9% .

Tissue Chip & Kit Products: The net sales decreased $11,012 to $112,407 for the three months ended June 30, 2012 as compared to $123,419 for the three months ended June 30, 2011, a decrease of 8.9% . The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenues which accounted for approximately 83.0% of total tissue product sales revenues for the current period. Export sales revenues decreased $21,119 to $93,306 for the three months ended June 30, 2012 , as compared to $114,425 for the three months ended June 30, 2011, a decrease of 18.5% . The sales revenues generated from export sales now are subject to value added tax (VAT) according to PRC tax regulation, whereas the VAT imposed by PRC tax bureau was absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units in 2009, 9 and 37 of which units qualified as being recognized as sales revenue aggregating $296,521 and $1,010,632 for the years ended December 31, 2010 and 2009. An additional two residential units were sold in 2011. Another five residential units were qualified as being recognized as sales revenues during the first quarter of 2012. There was no sales from housing in the quarter ended June 30, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales increased to 27.5% for the three months ended June 30, 2012 from 3.3% for the three months ended June 30, 2011.

Tissue Chip & Kit Products: The gross margin of the Tissue Chip & Kit Products division increased to 42.1% for the second quarter of 2012 compared to 17.2% for the same period in 2011. The increase in gross margin for the three months ended June 30, 2012 was mainly because more technical services were rendered to customers in the domestic market and the service incomes were charged to the selling price of products.

Housing: There was no gross profit of the Housing division for the three months ended June 30, 2012 and for the three months ended June 30, 2011, mainly because no housing unit was sold and qualified as being recognized as sales revenues during these quarters.

In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses increased slightly by $1,788 to $142,803 for the three months ended June 30, 2012 from $141,015 for the three months ended June 30, 2011, an increase of 1.3% . The increase was primarily due to the increase in operating tax expense, salaries and wages, and professional fees, partially offset by the decrease of bad debt expense for the three months ended June 30, 2012. Operating tax expense increased from $54 for the second quarter in 2011 to $10,985 for the second quarter of 2012. Salaries and wages also increased from $41,093 for the second quarter in 2011 to $50,316 for the second quarter of 2012. Also professional fees increased by $8,243 from $10,783 for the second quarter in 2011 to $19,026 for the same period this year. There was no bad debt expense assessed for the three months ended June 30, 2012, whereas the bad debt expense was $23,226 for the same period last year.

Other Income (Expense)

Other income decreased by $41,537 to $(42,636) for the three months ended June 30, 2012 as compared to $(1,099) for the three months ended June 30, 2011, a decrease of 3779.5% . The decrease was primarily due to the interest expense of $47,410 for the three months ended June 30, 2012 that was not subject to capitalization due to suspension of the construction of the entertainment center, whereas interest expense was capitalized and recorded as construction-in-progress in the second quarter of 2011.

Income Taxes

The Company did not record U.S. current income tax for the three months ended June 30, 2012, and 2011, since there was no taxable income during these periods. There was $162 of PRC current income taxes accrued for the three months ended June 30, 2012 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss before minority interests increased $16,732, or 12.1%, from $137,996 for the three months ended June 30, 2011 to $154,728 for the three months ended June 30, 2012.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
Revenue
Housing	$142,200	$-	142,200	100.0%
Commercial rental	-	-	-	0.0%
Tissue array products	212,317	237,230	(24,913)	-10.5%
Total revenue	354,517	237,230	117,287	49.4%
Cost of Sales
Housing	123,306	-	123,306	100.0%
Commercial rental	32,880	31,752	1,128	3.6%
Tissue array products	144,434	189,324	(44,890)	-23.7%
Total cost of sales	300,620	221,076	79,544	36.0%

Gross Profit	53,897	16,154	37,743	233.6%

Operating Expenses:
Salaries and wages	102,560	81,576	20,984	25.7%
Depreciation and amortization	75,008	72,993	2,015	2.8%
Professional fees	37,735	57,108	(19,373)	-33.9%
Operating tax expenses	27,214	125	27,089	21671.2%
Selling and distribution expenses	2,753	10,211	(7,458)	-73.0%
Other general and administrative expenses	54,854	51,637	3,217	6.2%
Bad debt expense	-	68,830	(68,830)	-100.0%
Total Operating Expenses	300,124	342,480	(42,356)	-12.4%

Loss from Operations	(246,227)	(326,326)	80,099	-24.5%

Other Income
Net interest expense	(92,122)	(598)	(91,524)	15305.0%
Other (expense) income, net	(22,561)	229	(22,790)	-9952.0%
Total Other Expense, Net	(114,683)	(369)	(114,314)	30979.4%

Loss before Income Taxes	(360,910)	(326,695)	(34,215)	10.5%
Income Tax Expense	(162)	-	(162)	100.0%
Net loss	(361,072)	(326,695)	(34,377)	10.5%
Net loss attributable to the noncontrolling interest	(68,325)	(53,169)	(15,156)	28.5%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(292,747)	$(273,526)	(19,221)	7.0%

Net Sales

Cybrdi mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales increased $117,287 to $354,517 for the six months ended June 30, 2012 from $237,230 for the six months ended June 30, 2011, an increase of 49.4%.

Tissue Chip & Kit Products: The net sales decreased $24,913 to $212,317 for the six months ended June 30, 2012 as compared to $237,230 for the six months ended June 30, 2011, a decrease of 10.5% . The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenues which accounted for approximately 85.5% of total tissue product sales revenues for the current period. Export sales revenues decreased $34,953 to $181,463 for the six months ended June 30, 2012 , as compared to $216,416 for the six months ended June 30, 2011, a decrease of 16.2% . The sales revenues generated from export sales now are subject to value added tax (VAT) according to PRC tax regulation, whereas the VAT imposed by PRC tax bureau was absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units in 2009, 9 and 37 of which units qualified as being recognized as sales revenue aggregating $296,521 and $1,010,632 for the years ended December 31, 2010 and 2009. An additional two residential units were sold in 2011. Another five residential units were qualified as being recognized as sales revenues during the first quarter of 2012. There was no sales from housing in the quarter ended June 30, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales increased to 15.2% for the six months ended June 30, 2012 from 6.8% for the six months ended June 30, 2011.

Tissue Chip & Kit Products: The gross margin of the Tissue Chip & Kit Products division increased to 32.0% for the six months ended June 30, 2012 compared to 20.2% for the same period in 2011. The increase in gross margin for the six months ended June 30, 2012 was mainly because more technical services were rendered to customers in the domestic market and the service incomes were charged to the selling price of products.

Housing: The gross margin of the housing division increased to 13.3% for the six months ended June 30, 2012 compared to 0% for the same period in 2011. The increase was mainly due to five housing units being sold and qualified as being recognized as sales revenues during the six-month period in 2012.

In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased by $42,356 to $300,124 for the six months ended June 30, 2012 from $342,480 for the six months ended June 30, 2011, a decrease of 12.4% . The decrease in operating expenses was primarily because there was no bad debt expense assessed for the six months ended June 30, 2012. Also professional fees decreased from $57,108 for the six months ended June 30, 2011 to $37,735 for the same period in 2012. The decrease of operating expense for the six-month period this year was partially offset by an increase of $27,089 in operating tax expenses from $125 for the six months ended June 30, 2011 to $27,214 for the six months ended June 30, 2012, and an increase of salaries and wages of $20,984 to $102,560 for the six months ended June 30, 2012 from $81,576 for the same period last year.

Other Income (Expense)

Other income decreased by $114,314 to $(114,683) for the six months ended June 30, 2012 as compared to $(369) for the six months ended June 30, 2011, a decrease of 30979.4% . The decrease was primarily due to the interest expense of $94,020 for the six months ended June 30, 2012 that was not subject to capitalization due to suspension of the construction of the entertainment center, whereas interest expense was capitalized and recorded as construction-in-progress for the same period in 2011.

Income Taxes

The Company did not record U.S. current income tax for the six months ended June 30, 2012, and 2011, since there was no taxable income during these periods. There was $162 of PRC current income taxes accrued for the six months ended June 30, 2012 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss before minority interests increased $34,377, or 10.5%, from $326,695 for the six months ended June 30, 2011 to $361,072 for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) decreased by $280,340 from $(2,931,175) as of December 31, 2011 to $(3,211,515) as of June 30, 2012. The decrease was primarily due to a decrease of $131,432 in inventories from $1,053,038 as of December 31, 2011 to $921,606 as of June 30, 2012 , an increase of $53,321 in accrued expense from $693,436 as of December 31, 2011 to $746,757 as of June 30, 2012, and an increase of $60,850 in other payables from $366,020 as of December 31, 2011 to $426,870 as of June 30, 2012.

For investing activities, the Company incurred net cash outflow during the six months ended June 30, 2012. The primary reason was due to $62,077 used in the construction in progress of the SD Chaoying project during the six months ended June 30, 2012.

For financing activities, the Company obtained net proceeds of $50,635 and $104,273 from related parties and shareholders/officers of the Company, respectively for the six months ended June 30, 2012, partially offset by the repayments of loan from the Company’s shareholders/officers of $253,173 for the six months ended June 30, 2012.

The Company has a short-term loan in the principal amount of $1,495,357 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The loan has a maturity date of August 20, 2012. The adjustable interest rate is a rate per annum equal to the prime rate plus 50% of the prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by the People's Bank of China. The interest rate for the short-term loan was 9.465% as of June 30, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.15 million (equivalent to RMB 20.03 million) and $4.32 million (equivalent to RMB 27.45 million) as of June 30, 2012, respectively.  The Company currently is in process of negotiating with Changle Rural Credit Union to renew the bank loan upon the maturity date on August 20, 2012.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,740,390 and $2,447,643 as of June 30, 2012 and December 31, 2011, including net losses of $292,747 and $273,526 for the six months ended June 30, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,211 515 and $2,931,175 as of June 30, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $693,000.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $650,000 per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of June 30, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $55,974 to the Company in the current period to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to approximately $791,000 (equivalent to RMB 5 million) of capital to support operations.

Shaanxi Chaoying Beauty & Cosmetics Group advanced $12,660 for the three months ended June 30, 2012 to the Company to finance its operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer, Yanbiao Bai, and Principal Financial Officer, Yonghong Ren, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of June 30, 2012, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of June 30, 2012, the Plaintiff paid $94,444 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $184,183 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $184,183 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $188,888 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. However, the plaintiff still has a right to appeal the judgment to the Intermediate Court in Weifang City, Shandong Province, China within 15 days after receiving verdict from the court. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff after the verdict was released. The court session for the appeal was held on May 16, 2012 at Intermediate Court in Weifang City, Shandong Province, China. As of the date of this report on Form 10-Q, the verdict of the appeal has not yet been released by the intermediate court in Weifang City. As of June 30, 2012, the Company has recorded an estimate of loss contingencies of $37,700 under accrued expenses, which was estimated by the Company’s legal counsel to be reasonable. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

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

CYBRDI, INC.

DATE: August 14, 2012	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer