Form 10-Q
period 2012-09-30
Cybrdi, Inc.
filed 2012-11-14
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [   ]     No [X]

The number of shares of common stock, no par value per share, outstanding as of November 14, 2012 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
INDEX

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$488,243	$781,048
Accounts receivable, net	12,390	-
Inventories	952,395	1,053,038
Due from related companies	85,922	79,442
Other receivables, net and prepaid expenses	71,492	75,089
Advance to suppliers	3,440	832
TOTAL CURRENT ASSETS	1,613,882	1,989,449
PROPERTY, PLANT AND EQUIPMENT, NET	1,222,610	1,310,529
CONSTRUCTION IN PROGRESS	6,854,861	6,829,329
INTANGIBLE ASSETS, NET	693,446	782,215

TOTAL ASSETS	$10,384,799	$10,911,522

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,670,698	$1,668,282
Accounts payable	3,316	4,942
Accrued expenses	737,360	693,436
Deferred revenue	116,957	139,284
Customers deposits	90,117	188,186
Due to related parties	1,839,454	1,850,181
Deferred tax liabilities	10,307	10,293
Other payables	461,176	366,020
TOTAL CURRENT LIABILITIES	4,929,385	4,920,624
CONSTRUCTION PAYABLE	849,267	894,750
TOTAL LIABILITIES	5,778,652	5,815,374

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 and 120,225,323 shares issued and outstanding, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(2,854,278)	(2,447,643)
Accumulated other comprehensive income	1,546,243	1,540,329
TOTAL STOCKHOLDERS’ EQUITY	3,514,772	3,915,493
NONCONTROLLING INTEREST	1,091,375	1,180,655
TOTAL EQUITY	4,606,147	5,096,148

TOTAL LIABILITIES AND EQUITY	$10,384,799	$10,911,522

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Housing	$-	$(6,519)	$141,953	$(6,519)
Commercial rental	-	-	-	-
Tissue array products	129,032	153,228	341,596	390,458
Total revenue	129,032	146,709	483,549	383,939
Cost of Sales
Housing	-	58,625	123,091	58,625
Commercial rental	16,140	16,195	49,235	47,947
Tissue array products	77,895	104,848	222,329	294,172
Total cost of sales	94,035	179,668	394,655	400,744

Gross Profit	34,997	(32,959)	88,894	(16,805)

Operating Expenses:
Salaries and wages	51,279	45,581	153,839	127,157
Depreciation and amortization	37,264	37,516	112,272	110,509
Professional fees	28,529	14,268	66,264	71,376
Operating tax expenses	3,374	110	30,588	235
(Reversal) Estimated Loss from contingent liabilities	(37,910)	36,942	(37,910)	36,942
Selling and distribution expenses	1,370	6,211	4,123	16,422
Other general and administrative expenses	43,931	53,550	98,785	105,187
Bad debt expense	-	23,526	-	92,356
Total Operating Expenses	127,837	217,704	427,961	560,184

Loss from Operations	(92,840)	(250,663)	(339,067)	(576,989)

Other Income
Net interest (expense) income	(39,284)	1,328	(131,406)	3,978
Other (expense) income, net	(2,567)	(6,370)	(25,128)	(9,389)
Total Other Income, Net	(41,851)	(5,042)	(156,534)	(5,411)

Loss before Income Taxes	(134,691)	(255,705)	(495,601)	(582,400)
Income Tax Benefit (Expense)	(152)	-	(314)	-
Net loss	(134,843)	(255,705)	(495,915)	(582,400)
Net loss attributable to the noncontrolling interest	(20,955)	(61,720)	(89,280)	(114,889)
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(113,888)	$(193,985)	$(406,635)	$(467,511)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	91,780,528	120,225,323	74,431,221

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(406,635)	$(467,511)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	186,564	204,650
Bad debt expense	-	92,356
(Reversal) Estimated Loss from contingent liabilities	(37,910)	36,942
Minority interest	(89,280)	(114,889)
Changes in Operating Assets and Liabilities:
Accounts receivable	(12,299)	(5,064)
Inventories	101,427	56,637
Other receivable and prepaid expenses	242	(11,917)
Accounts payable and other current liabilities	142,364	418,117
Deferred revenue	10,360	86,087
Customer deposits	(97,628)	29,344
Net Cash (Used in) Provided by Operating Activities	(202,795)	324,752

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayments of loan to affiliated companies	-	135,828
Advance for loan to affiliated companies	(3,159)	-
Purchase of property, plant, and equipment	(8,151)	(87,955)
Payments for construction in progress	(61,970)	(520,285)
Net Cash Used in Investing Activities	(73,280)	(472,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	69,502	116,984
Proceeds from shareholders/officers	168,060	163,593
Repayments of loan from shareholders/officers	(252,734)	-
Net Cash (Used in) Provided by Financing Activities	(15,172)	280,577

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	(291,247)	132,917
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(1,558)	22,975
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	781,048	585,020

CASH & CASH EQUIVALENTS, ENDING BALANCE	$488,243	740,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$106,207	146,921
Income taxes paid	$853	-

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

On July 28,2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner. SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, body building, gambling, catering, and lodging, etc. SD Chaoying will have a specific emphasis on casino gambling, which has been approved by Shandong Administration for Civil Affairs. As of December 31, 2009, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for 2009. The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,854,278 and $2,447,643 as of September 30, 2012 and December 31, 2011, including net losses of $495,915 and $582,400 for the nine months ended September 30, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,315, 503 and $2,931,175 as of September 30, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into account the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.5 million.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $83,081 to the Company in the current period to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to approximately $790,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $12,640 for the nine-month period ended September 30, 2012 to the Company to finance its operations.

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

NOTE B – ASSETS

The September 30, 2012 consolidated balance sheet included total current assets of $1,613,882 and non-current assets of $8,770,917. Of these amounts, $488,243 in cash and equivalents is planned for funding current operations and for future business expansion.

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

The other primary assets included in current assets are loans to an unaffiliated company, QuanYe Security Co., Ltd (“QuanYe”), an unrelated People’s Republic of China (“PRC”) registered company located in Xian PRC. QuanYe is engaged in the pawnshop business and their primary business is offering alternative financing to small, local companies. According to the loan agreement, QuanYe had received loans from Chaoying Biotech for a total amount of RMB 29.3Million (equivalent to $4,652,640) since January 2006. A remaining balance of RMB 7.3 million (equivalent to $1,159,190) was extended to and expired on March 24, 2008. As of September 30, 2012 and December 31, 2011, the principal balance and interest receivable for this loan had been reduced to $0, net of allowance of $95,468 and $182,214 for doubtful principal balance and interest receivable, respectively. The interest rate for these loans initially was initially 8% per year, and subsequently reduced to 5% since October 9, 2006.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipments, motor vehicles, leasehold improvement, software-website, and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,854,861 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of September 30, 2012, construction-in-progress of $4.33 million and land use rights of $3.19 million of SD Chaoying were collateralized under a short-term loan from Changle Rural Credit Union. For the $3.19 million land use rights, $2.52million was classified under construction-in-progress for the commercial property and the remaining $0.67 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.67 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of September 30, 2012, the balance sheet included total liabilities of $5,778,652, which consisted of current liabilities of $4,929,385 and construction payable of $849,267. Included in the current liabilities was a short-term loan of $1,511,584(equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The original term of the loan was from August 25, 2009 to August 24, 2010 with an interest rate of 7.965% per annum. In August 2011, the Company renewed this short-term loan with the same amount of with Changle Rural Credit Union. The term of the renewal loan started from August 31, 2011 with a maturity date of August 20, 2012. The adjustable interest rate is a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. On September 4, 2012, the Company renewed this short-term loan with the same amount of $1,511,584 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of September 30, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.19 million (equivalent to RMB 20.03 million) and $4.33 million (equivalent to RMB 27.21 million) as of September 30, 2012, respectively. For the $3.19 million land use rights, $2.52 million was classified under construction-in-progress for the commercial property and the remaining $0.67 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $159,114 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due January 12, 2013 with an interest rate at 2% per month. Also included in the current liabilities was $1,839,454 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of September 30, 2012 and December 31, 2011, the Company had 120,225,323 and 120,225,323 shares issued and outstanding, respectively.

As of September 30, 2012, the balance sheet included total equity of $4,606,147, of which $1,091,375 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the nine months ended September 30, 2012 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There was $152 and $314 of PRC current income taxes accrued for the three-month and nine- month period ended September 30, 2012 in SD Chaoying, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 have been reversed in current quarter this year.

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

PLAN OF OPERATIONS

The Company focuses on biogenetics commercialization and healthcare product applications. The Company’s primary business includes sales of tissue microarray products and provision of related services. Tissue chips, also called micro tissue arrays, provide high-throughput molecular profiling and parallel analysis of biological and molecular characteristics for hundreds of pathologically controlled tissue specimens. Tissue arrays can provide rapid and cost-effective localization and evaluation of proteins, RNA, or DNA molecules, which is particularly useful for functioning genomic studies. Cybrdi manufactures both human and animal tissue microarray for a wide variety of scientific uses, including drug discovery and development.

The Company’s business strategies and focus in the near future include:

  Enhancing R&D in Tissue Microarrays (TMA)s and technical service;

  Expanding its product portfolio and virtual tissue array data bank (vTMAB);

  Launching the health diagnosis kit for obesity and skin disease;

  Participating in the culture and entertainment field.

With its sophisticated research in genes, the Company can provide a professional health diagnostic service for its customers. The Company provides genetic tests for the mechanism of obesity and skin diseases. By its genetic analysis, the Company can diagnose the reasons for obesity and other skin diseases such as freckles, which offers more accurate and specialized diagnosis than other similar services in the market. Such information can be utilized to guide customers to set up a proper health or fitness program.

The Company will also explore other business development opportunities that can leverage its sales platform and relationship with affiliated companies. Once the Company identifies attractive marketing opportunities, the Company may loan its available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

Commencing in the third quarter of 2007, the Company developed a new gene detective tissue array, called New Kits, and began to offer them to its customers.

On July 28, 2007, the Company acquired an 83.33% equity ownership of SD Chaoying from its Chinese partner, which will be primarily engaged in developing and operating culture and entertainment business. The culture and entertainment business will consist primarily of a spa activities, cosmetic personal care, hotel and casino. The Chinese partner is a principal shareholder of the Company and Mr. Bai, the Company chief executive officer and a director is also a principal of the Chinese partner. SD Chaoying began constructing the facility in September 2007. The total useable land and net building area for the project consists of approximately 50,000 and 33,000 square meters, respectively of which 52% will constitute property for business use and 48% for residential use. The project includes four multi-family residential buildings (about 14,188 square meters). As of September 30, 2012, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units of these buildings. Approximately 20.88% of the cultural and entertainment part of the facility opened in January 2011 and the balance remains under construction, which is expected to be completed in 2013 prior to the commencement of operations by merchant tenants. SD Chaoying intends to focus on spa activities, cosmetic personal care, hotel and casino gambling, which has been approved by the Shandong Administration for Civil Affairs. In January 2011, SD Chaoying entered into a verbal agreement with Dongshan Victoria Spring Hotel (“Victoria”) allowing Victoria to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying agreed to charge no fee from Victoria during the first year of operation as the trial period. SD Chaoiying and Weifang Shili Hesin Engineering Equipment Co., Ltd. executed an agreement on April 28, 2011, pursuant to which agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land use of the #1 and #2 residential buildings for RMB 7.6 million, or approximately $1,206,800, and (2) 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the land use right and construction-in-progress with a total book value of $7.52 million (equivalent to RMB 47.5 million) of SD Chaoying were collateralized under the short-term loan of $1,511,584 (equivalent to RMB 9.5 million) from Changle Rural Credit Union.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Revenue
Housing	$-	$(6,519)	6,519	-100.0%
Commercial rental	-	-	-	0.0%
Tissue array products	129,032	153,228	(24,196)	-15.8%
Total revenue	129,032	146,709	(17,677)	-12.0%
Cost of Sales
Housing	-	58,625	(58,625)	-100.0%
Commercial rental	16,140	16,195	(55)	-0.3%
Tissue array products	77,895	104,848	(26,953)	-25.7%
Total cost of sales	94,035	179,668	(85,633)	-47.7%

Gross Profit	34,997	(32,959)	67,956	-206.2%

Operating Expenses:
Salaries and wages	51,279	45,581	5,698	12.5%
Depreciation and amortization	37,264	37,516	(252)	-0.7%
Professional fees	28,529	14,268	14,261	100.0%
Operating tax expenses	3,374	110	3,264	2967.3%
(Reversal) Estimated Loss from contingent liabilities	(37,910)	36,942	(74,852)	-202.6%
Selling and distribution expenses	1,370	6,211	(4,841)	-77.9%
Other general and administrative expenses	43,931	53,550	(9,619)	-18.0%
Bad debt expense	-	23,526	(23,526)	-100.0%
Total Operating Expenses	127,837	217,704	(89,867)	-41.3%

Loss from Operations	(92,840)	(250,663)	157,823	-63.0%

Other Income
Net interest (expense) income	(39,284)	1,328	(40,612)	-3058.1%
Other (expense) income, net	(2,567)	(6,370)	3,803	-59.7%
Total Other Income, Net	(41,851)	(5,042)	(36,809)	730.0%

Loss before Income Taxes	(134,691)	(255,705)	121,014	-47.3%
Income Tax Benefit (Expense)	(152)	-	(152)	100.0%
Net loss	(134,843)	(255,705)	120,862	-47.3%
Net loss attributable to the noncontrolling interest	(20,955)	(61,720)	40,765	-66.0%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(113,888)	$(193,985)	80,097	-41.3%

Net Sales

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $17,677 to $129,032 for the three months ended September 30, 2012 from $146,709 for the three months ended September 30, 2011, a decrease of 12%.

Tissue Chip & Kit Products: The net sales decreased $24,196 to $129,032 for the three months ended September 30, 2012 as compared to $153,228 for the three months ended September 30, 2011, a decrease of 15.8% . The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenues which accounted for approximately 84.1% of total tissue product sales revenues for the current period. Export sales revenues decreased $30,910 to $108,511 for the three months ended September 30, 2012 compared to $139,421 for the three months ended September 30, 2011, a decrease of 22.2% . The sales revenues generated from export sales now are subject to value added tax (VAT) according to PRC tax regulation, whereas the VAT imposed by PRC tax bureau was absorbed by the Company without charging to the customers before May 2012. The current selling price for export sales has been adjusted accordingly to maintain a reasonable range of gross margin since May 2012. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 72 housing units in 2009, 9 and 37 of which units qualified as being recognized as sales revenue aggregating $296,521 and $1,010,632 for the years ended December 31, 2010 and 2009. An additional two residential units were sold in 2011. Another five residential units were qualified as being recognized as sales revenues during the first quarter of 2012. There was no sales from housing division in the quarter ended September 30, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Gross Margin

Gross margin as a percentage of sales increased to 27.1% for the three months ended September 30, 2012 from (22.5%) for the three months ended September 30, 2011

Tissue Chip & Kit Products: The gross margin of Tissue Chip & Kit Products division increased to 39.6% for the third quarter of 2012 compared to 31.6% for the same period in 2011. The increase in gross margin for the three months ended September 30, 2012 was mainly because more technical services were rendered to customers in domestic market and the service incomes were charged to the selling price of products.

Housing: There is no gross profit of the Housing division for the three months ended September 30, 2012. The negative gross profit for the three months ended September 30, 2011 was mainly due to weak sales in the residential housing division. As profits from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”, only 93.20% of revenues can be recognized based on the current percentage of completion as of September 30, 2011 and 2012.

In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company's operating expenses decreased by $89,867, or 41.3%, to $127,837 for the three months ended September 30, 2012 from $217,704 for the three months ended September 30, 2011. The decrease was primarily due to the decrease of bad debt expense and selling and distribution expenses and a gain on  reversal of contingent liabilities accrued in the same period last year, partially offset by the increase in professional fees and salaries and wages for the three months ended September 30, 2012.

There was no bad debt expense assessed for the three months ended September 30, 2012, whereas the bad debt expense was $23,526 for the same period last year. The Company recorded an estimate of loss contingencies of $36,942 in the third quarter last year, which was estimated by the Company's legal counsel to be reasonable. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”. On July 16, 2012, the Intermediate Court in Weifang City pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The litigation is a final adjudication. Hence, the estimated contingent liabilities recorded in last year have been reversed in current quarter this year.

The decrease of operating expense for the three-month period this year was partially offset by an increase of $14,261 in professional fees from $14,268 for the three months ended September 30, 2011 to $28,529 for the three months ended September 30, 2012 and an increase in salaries and wages of $5,698 to $51,279 for the three months ended September 30, 2012 from $45,581 for the same period last year.

Other Income (Expense)

Other income decreased by $36,809 to $(41,851) for the three months ended September 30, 2012 as compared to $(5,042) for the three months ended September 30, 2011, a decrease of 730%. The decrease was primarily due to the interest expense of $40,617 for the three months ended September 30, 2012 that was not subject to capitalization due to temporary suspension of the construction of the entertainment center, whereas interest expense was capitalized and recorded as construction-in-progress in the third quarter of 2011.

Income Taxes

The Company did not record U.S. current income tax for the three months ended September 30, 2012, and 2011, since there was no taxable income during these periods. There was $152 of PRC current income taxes accrued for the three months ended September 30, 2012 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $120,862, or 47.3%, from $255,705 for the three months ended September 30, 2011 to $134,843 for the three months ended September 30, 2012.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Revenue
Housing	$141,953	$(6,519)	148,472	-2277.5%
Commercial rental	-	-	-	0.0%
Tissue array products	341,596	390,458	(48,862)	-12.5%
Total revenue	483,549	383,939	99,610	25.9%
Cost of Sales
Housing	123,091	58,625	64,466	110.0%
Commercial rental	49,235	47,947	1,288	2.7%
Tissue array products	222,329	294,172	(71,843)	-24.4%
Total cost of sales	394,655	400,744	(6,089)	-1.5%

Gross Profit	88,894	(16,805)	105,699	-629.0%

Operating Expenses:
Salaries and wages	153,839	127,157	26,682	21.0%
Depreciation and amortization	112,272	110,509	1,763	1.6%
Professional fees	66,264	71,376	(5,112)	-7.2%
Operating tax expenses	30,588	235	30,353	12916.2%
(Reversal) Estimated Loss from contingent liabilities	(37,910)	36,942	(74,852)	-202.6%
Selling and distribution expenses	4,123	16,422	(12,299)	-74.9%
Other general and administrative expenses	98,785	105,187	(6,402)	-6.1%
Bad debt expense	-	92,356	(92,356)	-100.0%
Total Operating Expenses	427,961	560,184	(132,223)	-23.6%

Loss from Operations	(339,067)	(576,989)	237,922	-41.2%

Other Income
Net interest (expense) income	(131,406)	3,978	(135,384)	-3403.3%
Other (expense) income, net	(25,128)	(9,389)	(15,739)	167.6%
Total Other Income, Net	(156,534)	(5,411)	(151,123)	2792.9%

Loss before Income Taxes	(495,601)	(582,400)	86,799	-14.9%
Income Tax Benefit (Expense)	(314)	-	(314)	100.0%
Net loss	(495,915)	(582,400)	86,485	-14.8%
Net loss attributable to the noncontrolling interest	(89,280)	(114,889)	25,609	-22.3%
Net loss attributable to CYBRDI, INC. AND SUBSIDIARIES	$(406,635)	$(467,511)	60,876	-13.0%

Net Sales

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales increased $99,610 to $483,549 for the nine months ended September 30, 2012 from $383,939 for the nine months ended September 30, 2011, an increase of 25.9% .

Tissue Chip & Kit Products: The net sales decreased $48,862 to $341,596 for the nine months ended September 30, 2012 as compared to $390,458 for the nine months ended September 30, 2011, a decrease of 12.5% . The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenues which accounted for approximately 85.0% of total tissue product sales revenues for the current period. Export sales revenues decreased $65,612 to $290,222 for the nine months ended September 30, 2012 as compared to $355,834 for the nine months ended September 30, 2011, a decrease of 18.4% . The sales revenues generated from export sales now are subject to value added tax (VAT) according to PRC tax regulation, whereas the VAT imposed by PRC tax bureau was absorbed by the Company without charging to the customers before May 2012. The current selling price for export sales has been adjusted accordingly to maintain a reasonable range of gross margin since May 2012. Currently, our sole domestic sales representative in China is Xi'an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is Biomax. We mainly distribute our products through these two sales representatives.

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

Gross Margin

Gross margin as a percentage of sales increased to 18.4% for the nine months ended September 30, 2012 from (4.4%) for the nine months ended September 30, 2011.

Tissue Chip & Kit Products: The gross margin of Tissue Chip & Kit Products division increased to 34.9% for the nine months ended September 30, 2012 compared to 24.7% for the same period in 2011. The increase in gross margin for the nine months ended September 30, 2012 was mainly because more technical services were rendered to customers in domestic market and the service incomes were charged to the selling price of products.

Housing: The gross margin of housing division increased to 13.3% for the nine months ended September 30, 2012 compared to 0% for the same period in 2011. The negative gross profit for the nine months ended September 30, 2011 was mainly due to weak sales in the residential housing division. As profits from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”, only 93.20% of revenues can be recognized based on the current percentage of completion as of September 30, 2011 and 2012.

In addition, the commencement of the business in the commercial property segment has not generated revenue but has incurred costs directly associated with the business.

Operating Expenses

The Company’s operating expenses decreased by $132,223 to $427,961 for the nine months ended September 30, 2012 from $560,184 for the nine months ended September 30, 2011, a decrease of 23.6% . The decrease in operating expenses was primarily because there was no bad debt expense assessed for the nine months ended September 30, 2012. Also Selling and distribution expenses decreased from $16,422 for the nine months ended September 30, 2011 to $4,123 for the same period in 2012. The Company recorded an estimate of loss contingencies of $36,942 in the third quarter last year, which was estimated by the Company’s legal counsel to be reasonable. The Company recorded the estimated liability and loss contingencies according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”. On July 16, 2012, the Intermediate Court in Weifang City pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The litigation is a final adjudication. Hence, the estimated contingent liabilities recorded in last year have been reversed in current quarter this year, resulting in a decrease in operating expense for the nine months ended September 30, 2012.

The decrease of operating expense for the nine-month period this year was partially offset by an increase of $30,353 in operating tax expenses from $235 for the nine months ended September 30, 2011 to $30,588 for the nine months ended September 30, 2012 and an increase of salaries and wages of $26,682 to $153,839 for the nine months ended September 30, 2012 from $127,157 for the same period last year.

Other Income (Expense)

Other income decreased by $151,123 to $(156,534) for the nine months ended September 30, 2012 as compared to $(5,411) for the nine months ended September 30, 2011, a decrease of 2792.9% . The increase was primarily due to the interest expense of $134,637 for the nine months ended September 30, 2012 that was not subject to capitalization due to suspension of the construction of the entertainment center, whereas interest expense was capitalized and recorded as construction-in-progress for the same period in 2011.

Income Taxes

The Company did not record U.S. current income tax for the nine months ended September 30, 2012, and 2011, since there was no taxable income during these periods. There was $314 of PRC current income taxes accrued for the nine months ended September 30, 2012 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $86,485, or 14.8%, from $582,400 for the nine months ended September 30, 2011 to $495,915 for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $384,328 from $(2,931,175) as of December 31, 2011 to $(3,315,503) as of September 30, 2012. The decrease was primarily due to a decrease of $100,643 in inventories from $1,053,038 as of December 31, 2011 to $952,395 as of September 30, 2012 , an increase of $43,924 in accrued expense from $693,436 as of December 31, 2011 to $737,360 as of September 30, 2012, and an increase of $95,156 in other payables from $366,020 as of December 31, 2011 to $461,176 as of September 30, 2012.

For investing activities, the Company incurred net cash outflow during the nine months ended September 30, 2012. The primary reason was due to $61,970 used in the construction in progress of the SD Chaoying project during the nine months ended September 30, 2012.

For financing activities, the Company obtained net proceeds of $69,502 and $168,060 from related parties and shareholders/officers of the Company, respectively for the nine months ended September 30, 2012, partially offset by the repayments of loan from the Company’s shareholders/officers of $252,734 for the nine months ended September 30, 2012.

The Company had a short-term loan in the principal amount of $1,511,584 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The loan had a maturity date of August 20, 2012. The adjustable interest rate was a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. On September 4, 2012, the Company renewed this short-term loan with the same amount of $1,511,584 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of September 30, 2012. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.19 million (equivalent to RMB 20.03 million) and $4.33 million (equivalent to RMB 27.21 million) as of September 30, 2012, respectively. For the $3.19 million land use rights, $2.52 million was classified under construction-in-progress for the commercial property and the remaining $0.67 million was classified under intangible assets subject to amortization.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,854,278 and $2,447,643 as of September 30, 2012 and December 31, 2011, including net losses of $495,915 and $582,400 for the nine months ended September 30, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,315, 503 and $2,931,175 as of September 30, 2012 and December 31, 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.5 million.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Mr. Bai, our Chief Executive Officer, advanced $83,081 to the Company in the current period to finance operations and the costs to maintain the Company’s public status in the U.S. In addition, Shaanxi Chaoying Beauty & Cosmetics Group, which is also an affiliate, is anticipated to provide up to approximately $790,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $12,640 for the nine-month period ended September 30, 2012 to the Company to finance its operations.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of September 30, 2012 and subsequent to December 31, 2011, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 have been reversed in current quarter this year.

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

CYBRDI, INC.

DATE: November 14, 2012	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer