Form 10-K
period 2012-12-31
Cybrdi, Inc.
filed 2013-04-01
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2012

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO __________

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

Yes [  ]                  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 29, 2013, the Company had 120,225,323 shares of Common Stock, without par value, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of June 29, 2012 was approximately $350,964 based on a closing bid price of $0.01 at June 29, 2012 and a total of 35,096,404 shares held by non-affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]                      No [  ]                     Not Applicable [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE CONTENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Business" and Item 7 "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 1A. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 6.3086 for assets and liabilities, and average rate of US$1.00 to RMB 6.3116 for revenue and expenses in year 2012. There is no assurance that RMB amounts could be converted into US dollars at that rate. Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation” of the accompanying financial statements.

PART I

ITEM 1. BUSINESS

HISTORY

Cybrdi, Inc. (the “Company” or “us”, f/k/a Certron Corporation) was incorporated on August 1, 1966, under the laws of the State of California. From then to approximately June 2004, we conducted business in the distribution of magnetic media products, primarily blank audio and video cassettes. Due to continuing intense price competition and technological changes in the marketplace for its products, the Company lost its remaining significant customers and disposed of or wrote off its remaining inventory. As a result of these occurrences, the Company concluded that its audio and videotape businesses were no longer viable and some of its product lines were obsolete.

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

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. (“Chaoying Biotech”), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (“PRC”), through the exchange of 99% of Cybrdi Maryland’s shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

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

On March 10, 2007 the Company entered into a Sales Agency Agreement with US BioMax, Inc., a reseller located in the United States.

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner to acquire 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner for RMB 15 million. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong MOFCOM approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of December 31, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

On April 29, 2011, Chaoying Biotech invested $154,732 (equivalent to RMB 1 million) to restore the operation of the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”), a wholly-owned subsidiary established on July 31, 2003, whose main business includes pathology research and consulting, diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Chaoying Biotech has been its sole shareholder, but withdrew the original investment from IOSCCP in September 2007 as we believed that both internal and external conditions of IOSCCP were not mature at that time. We reevaluated the potential benefits and new business opportunities and we resumed its business and re-invested $154,732 (equivalent to RMB 1 million) in April 2011.

BUSINESS OVERVIEW

Cybrdi is a holding company incorporated with 80% equity in Chaoying Biotech, which is engaged in biotechnology manufacturing, and research and development. Through Chaoying Biotech, Cybrdi controls SD Chaoying, a cultural and entertainment company, which is also developing a casino.

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

We supply US BioMax, Inc., a United States research and development subcontractor for Pfizer, and, through US BioMax, Inc. we provide our products and services to other major biotechnology companies in the US and Europe such as America Nanoarray. We are also a supplier for the China’s National Biomedical Center, Shanghai Biochip Center, a research partner with Peking University Academy of Military Medical Sciences, and perform dermatological research and development for Lancome and Estee Lauder. Since 2010, our sole domestic sales representative in China was Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative was US BioMax, Inc. We mainly distribute our products through these two sales representatives, which are controlled by the same individual, an unrelated party.

We are the patent holder and producer of Tissue Microarrays, which are a powerful tool to examine disease pathology across a variety of patients and disease conditions. We also hold three patents in antibody detection.

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

Specifically, our products and services include:

TISSUE MICROARRAYS (“TMAs”): TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy. TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 234 different disease and 98 different organ types of both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

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

Our business strategies and focus in the near future include: enhancing R&D in TMAs and technical service; expanding our product portfolio and virtual tissue array data bank (vTMAB); and launching the health diagnosis kit for obesity and skin disease.

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company which we plan to include a casino, if we obtain a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meters of land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons and body buildup gyms, the Square will become a local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters) and two of them had been completed. Of 74 total units, eight units were sold in 2012 for $268,582 in revenue and two were sold in 2011.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $6.9 million in the construction. The casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

MARKETING

Marketing strategy in ShaanXi,Chaoying: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tianjing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Jiangsu , Guangdong, Fujian, Shaanxi, Hunan, Hubei, Zhejiang Province and Shandong Province. Our domestic sales accounted for approximately 13% of our total sales of ChaoYing Biotech in the fiscal year of 2012. Since 2010, our sole domestic sales representative in China has been Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative has been US BioMax, Inc. We mainly distribute our products through these two sales representatives, which are controlled by the same individual, an unrelated party.

Marketing strategy in Shandong Chaoying: with the progress of the project construction, we have sold more than half of residential housing units, and the merchants for the culture and entertainment center are also under way, our residential housing sales accounted for approximately 34% of our total sales revenue in 2012. Shandong Chaoying’s main focus in 2013 will be to lease the culture and entertainment center to merchant and commercial tenants and commence the operation.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with US BioMax, Inc., a re-seller located in the United States. Under the Sales Agent Agreement, US BioMax, Inc. acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except the P.R.China mainland. We expect our business in the international market will continue to grow through the efforts of US BioMax, Inc.. US BioMax, Inc. has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through US BioMax, Inc., we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. In the fiscal years of 2012 and 2011, US BioMax, Inc. accounted for about 57% and 92% of our sales revenue, respectively, which also represents our export sales.

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

Competition

Our TMAs products are facing increased competition. While in the past, the high costs and strict patient information protocol associated with tissue collection in most developed economies made it difficult for companies with competing products of similar quality to compete, cost differences are now narrowing. Furthermore, established genomics firms such as Ambion and Clinomics customarily outsourced most TMAs production, yet now are beginning to offer the wide product series variety demanded by the global research community. This results in increased price and service competition for us under either in-house and/or through OEM programs.

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

INTELLECTUAL PROPERTY

Our service marks, trademarks, trade secrets, patents and other intellectual properties are critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. Currently, we own four invention patents:

Intellectual Property

Name of Patent	Name of Patent	Awarded
Tissue Microarrays(TMAs)	ZL01128783.7	June 1st 2005
A way to test content of special antibody in body fluid in a certain part	ZL01131756.6	December 15th 2004
Diabetes autoimmune antibody test kit multiples Chip,equipment and method	ZL02415561.9	November 17th 2004
Diabetes immunization antibody testing protein chips and its own preparation, detection methods	ZL02145535.X	October 27th 2004

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

As of December 31, 2012, we had 37 full-time employees, with 26 employees at Chaoying Biotech, 6 employees at IOSCCP, and 5 employees at SD Chaoying. All of the Company’s employees are engaged full-time.

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

RELIANCE ON SINGLE CUSTOMER

In 2012, we generated 87.5% of our revenue of tissue array from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

RELIANCE ON SINGLE VENDOR

In 2012, we obtained 82.3% of our raw materials from a single supplier. Should this supplier face financial difficulty or refuse to do business with us or have difficulty fulfilling our orders, our business operations will suffer a material adverse effect.

WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS THROUGH INTERNAL GROWTH

In order to fully implement our business plan, we require additional financing. Financing may be in the form of traditional bank financing or through the sale of our common stock. There can be no assurance that we will be able to secure adequate bank financing or if available, will be on terms acceptable to the Company. If we attempt to sell shares of our common stock, existing shareholders will face dilution and likely a reduction in the price of our common stock. There are currently no financing arrangements in place.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

Development and distribution of our TMAs are subject to regulation both where we manufacture and sell the products. We believe that we are in compliance with applicable governmental rules and procedures. However, there can be no assurance that changes in the regulatory environment will not make it difficult for us to comply or result in a substantial increase in our operating costs and a resulting decline in our margins.

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

CURRENCY EXCHANGE

Changes in the exchange rate of the Chinese Yuan or Renminbi (“CNY” or “RMB”) may adversely impact our profitability. If the CNY declines with respect to the U. S. dollar, our profitability will be adversely affected.

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

FAILURE TO OBTAIN OUR GAMING LICENSE OR THE LOSS OF OUR GAMING LICENSE OR OUR FAILURE TO COMPLY WITH THE EXTENSIVE REGULATIONS THAT GOVERN OUR OPERATIONS COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Shandong Administration for Civil Affairs. They have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. These authorities may, among other things, refuse to issue or revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. This would have a material adverse affect on our business. Furthermore, any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2012. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

Our Common Stock is currently quoted on the OTCQB Markets. Our Common Stock was previously listed for trading on the Over-the-Counter Electronic Bulletin Board. The trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone, Xi’an City,Shaanxi Province, where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay $6,338 per month in rent (equivalent to RMB 40,000 per month). We have renewed the lease agreement to December 31, 2015. We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we need to locate additional rental properties, we do not anticipate any problem in securing additional leased space.

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying is building a 19,145 square meters entertainment, culture, casino and lodging facilities, and another 14,188 square meters residential buildings.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of and subsequent to December 31, 2012, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County issued its judgment against Plaintiff and held that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 have been reversed in 2012.

ITEM 4. MINE SAFETY DISCLOSUE

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

YEAR	PERIOD	HIGH	LOW
2012	First Quarter	0.01	0.00
	Second Quarter	0.01	0.01
	Third Quarter	0.01	0.01
	Fourth Quarter	0.03	0.01

2011	First Quarter	0.03	0.01
	Second Quarter	0.01	0.01
	Third Quarter	0.02	0.003
	Fourth Quarter	0.05	0.002

(a) Transfer Agent

Our transfer agent is Securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco, Tx. 75034. Their telephone number is 972-963-0012.

(b) Stockholders

As of March 29, 2013, there were approximately 1,317 record holders of our common stock.

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

Construction in progress

Construction in progress consists of commercial property and residential unit sites under construction. The Company leases the land for the commercial property and residential unit sites under land use rights agreement with the PRC government. Construction in progress is stated at the lower of cost or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the floor measure of units to the estimated total floor measurement of the total projects.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), construction in progress is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

When the profitability of a current project deteriorates due to a slowdown in the sales pace, reduction of pricing or some other factor, this indicates that there may be a possible future loss on delivery and possible impairment in the recoverability of the assets. Accordingly, the assets of such project are subsequently reviewed for future losses and impairment by comparing the estimated future undiscounted cash flows for the project to the carrying value of such project. If the estimated future undiscounted cash flows are less than the asset’s carrying value such deficit will be charged as a future loss and the asset will then be written down to its estimated fair value.

Accounts and other receivables

Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Fair value measurements

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

Comprehensive income (loss)

FASB ASC Topic 220, “Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

Intangible assets

Intangible assets consist of land use rights and include a patent. With the adoption of FASB ASC Topic 350, “Intangibles”, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

RESULTS OF OPERATIONS

For the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenue

Cybrdi generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The total revenue for the year ended December 31, 2012 was $783,175, an increase of approximately 43.4% from $546,258 for the year ended December 31, 2011.

Tissue Chip & Kit Product: Net sales decreased by $38,218 from $552,811 for the year ended December 31, 2011 to $514,593 for the year ended December 31, 2012, a decrease of approximately 6.9%. These net sales were generated from our PRC subsidiary, Chaoying Biotech. The decrease in net sales of tissue chip & kit product was primarily due to the decrease in the export sales revenue. Since 2010, our sole domestic sales representative in China has become Xi’an AiLiNa Biotechnology Co., Ltd, and the only overseas sales representative has been US BioMax, Inc. We mainly distribute our products through these two sales representatives, which are controlled by the same individual, an unrelated party.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. We recognized sales revenue aggregating $268,582 and ($6,553), for 8 units and 2 units sold during the years ended December 31, 2012 and 2011, respectively. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”. Net sales from housing increased by $275,135 to $268,582 in the year ended December 31, 2012. As of December 31, 2012, only 93.20% of revenues can be recognized based on the current percentage of completion.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2012 and 2011. Costs related to operating commercial rental amounted to $65,846 and $64,272 for the years ended December 31, 2012 and 2011, respectively.

Gross Margin

Gross margin as a percent of sales was 21.36% and 0.29% for the years ended December 31, 2012 and 2011, respectively. Gross margin of the housing segment improved significantly, while gross margin of tissue chip & kit products segment also increased from 23.75% to 36.05% . Gross profit of housing segment increased by $113,085 from ($65,483) for the year ended December 31, 2011 to $47,602 for the year ended December 31, 2012, mainly due to more residential housing units were sold in 2012. Gross profit of tissue chip & kit products segment for the year ended December 31, 2012 increased by $54,192 to $185,504 for the year ended December 31, 2012 from $131,312 for the year ended December 31, 2011, mainly due to the increase in unit sales price of tissue chip sold to the Company’s US distributor.

The commencement of the business in the commercial rental segment has not generated revenue, but incurred costs directly associated with the business. As a result, a loss of $65,846 and 64,272 was recorded at the commercial rental segment, respecitvely.

Operating Expenses

The Company’s operating expenses decreased by $132,567 to $599,010 for the year ended December 31, 2012 from $731,577 for the year ended December 31, 2011. This was primarily due to a decrease of $99,211 in bad debt expense from $99,541 for the year ended December 31, 2011 to $330 for the year ended December 31, 2012; a reversal of the $37,134 estimated loss contingencies previously recorded for the year ended December 31, 2011; a decrease of $11,287 in professional fees from $88,695 for the year ended December 31, 2011 to $77,408 for the year ended December 31, 2012; a decrease of $11,251 in selling and distribution expenses from $17,905 for the year ended December 31, 2011 to $6,654 for the year ended December 31, 2012; partially offset by an increase of $51,100 in salaries and wages from $182,024 for the year ended December 31, 2011 to $233,124 for the year ended December 31, 2012.

Other Income and Expense

Net other expenses increased by $213,901 to $223,034 for the year ended December 31, 2012, a 2342% increase, as compared to $9,133 for the year ended December 31, 2011. The increase of other expenses was mainly due to the Company paying export added value tax amounting to $34,069. In addition the Company capitalized the interest expenses related to short-term loan for construction in process in 2011. However, the construction in progess was ceased in 2012 and company recognized the interest expenses from short-term loan to other expenses instead, amounting to $190,210.

Income Taxes

The Company had not recorded a provision for U.S. federal income tax for years ended December 31, 2012 and 2011 due to a net operating loss incurred, the company recorded income tax as $856 for the year ended December 31, 2012 and it was not required to accrue income taxes due to the net operation loss for the year ended December 31, 2012. According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008. SD Chaoying is subject to the standard EIT rate of 25%. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

Net Loss

As a result of the above factors, our net loss before minority interests increased $83,513, or 11.3%, from $739,153 for the year ended December 31, 2011 to $655,640 for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $478,428 from $2,931,175 as of December 31, 2011 to $3,409,603 as of December 31, 2012. The increase was primarily due to an increase in total current liabilities by $357,971 from $4,920,624 as of December 31, 2011 to $5,278,595 as of December 31, 2012, and a decrease in total current assets by $120,457 from $1,989,449 as of December 31, 2011 to $1,868,992 as of December 31, 2012. The increase in total current liabilities was primarily the result of an increase of $220,961 in due to related parties and an increase of $205,079 in other payables, partially offset by decreases of $39,023 and $17,083 in customer deposits and deferred revenue, respectively. The decrease in total current assets was primarily due to a decrease of $236,548 in inventories and a decrease of $79,442 in due from related parties, partially offset by an increase of $175,187 in cash and cash equivalents.

For investing activities, the Company incurred net cash inflow during the year ended December 31, 2012. The Company received repayment proceeds from loan to affiliated companies of $79,216 in 2012, partially offset by payments of $65,050 for construction in progress.

For financing activities, the Company obtained net proceeds of $224,088 from related parties of the Company for the year ended December 31, 2012.

The Company had a short-term loan in the principal amount of $1,505,880 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. The loan had an initial maturity date of August 20, 2012. The adjustable interest rate was a rate per annum equal to 150% of the PRC prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. On September 4, 2012, the Company renewed this short-term loan with the same principal amount with Changle Rural Credit Union. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 11% per annum as of December 31, 2012. This short-term loan had been secured by the Company’s land use right and construction in progress of SD Chaoying with a book value of $3.2 million (equivalent to RMB 20 million) and $4.4 million (equivalent to RMB 28 million) as of December 31, 2012, respectively. For the $3.2 million land use rights, $2.5 million was classified under construction in progress for the commercial property and residential unit sites under construction, and the remaining $0.7 million for partial operation of the commercial property was classified under intangible assets subject to amortization.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficit of $2,977,443 and $2,447,643 as of December 31, 2012 and 2011, including net losses of $529,800 and $599,761 for the years ended December 31, 2012 and 2011, respectively.

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

Management is taking actions to address the Company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.5 million. However, there is no assurance when such sales will occur.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of December 31, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Our major shareholders and officers advanced additional $134,207 to the Company in 2012 to finance operations and the costs to maintain the Company’s public status in the U.S. Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company under common control, is anticipated to provide up to $730,000 of working capital to support operational use. As of December 31, 2012, advances from Shaanxi Chaoying Beauty & Cosmetics Group amounted to $114,130. In addition, Shaanxi Chaoying Personal Care Group Co., Inc., which is also an affiliate under common control, provided $76,087 to the Company during 2012 for working capital.

The Company will require additional funds and may seek to raise such funds though public and private financings or from other sources. There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately 99% of our assets are located in China, the remaining less than 1% in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB 8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB 6.3086 to US$1.00 as of December 31, 2012. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not applicable.

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

		YEAR OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT
YanBiao Bai, Chairman, CEO and President	52	2003
Yonghong Ren, Treasurer and Chief Operating Officer	37	2011

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

Yonghong Ren, Director, Treasurer & Chief Operating Officer

Mr. Ren joined the Company from Shaanxi Chaoying Beauty and Cosmetic Co, Ltd. Since 2000, Mr. Ren has worked with Chaoying Beauty and Cosmetic Co, Ltd., where he was the general manager since March 2009 and the deputy manager from October 2005 to March 2009. He attended Baoji University of Arts and Science, graduating with a Bachelor degree in Chinese in July 1996. Mr. Ren has served as the Company’s Director, Treasurer and COO since August 19, 2011.. The Board believes that Mr. Ren has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 13 years of experience with the Company and its subsidiary. Mr. Ren is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

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

BOARD COMMITTEES

Our board of directors is currently composed of two directors: Mr. YanBiao Bai and Mr. Yonghong Ren. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

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

	ANNUAL COMPENSATION		LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AND OPTION AWARD	SECURITIES UNDERLYING OPTIONS	ALL OTHER COMPENSATION
Yanbiao Bai, Chairman,CEO	2012	$100,000	$-	$-	$-	$-
and President	2011	$100,000	$-	$-	$-	$-
Yonghong Ren, Chief Operating Officer	2012	$4,500	$-	$-	$-	$-
	2011	$4,500	$-	$-	$-	$-
Xue Bu, former Director, Treasurer & Chief	2012	$-	$-	$-	$-	$-
Operating Officer	2011	$2,850	$-	$-	$-	$-
Zhiwu Liu, Director	2012	$2,000	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-
Yanjun Han, Director	2012	$2,000	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-
Shiyu Bai, Director	2012	$2,000	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

Mr. Bai serves as our President and Chief Executive Officer and his annual compensation was $100,000 in 2012 and 2011, respectively. Any future increases in his salary must be approved by the Company's board of directors.

No compensation was paid to any director solely in connection with their role as a director in 2011. In 2012, $2,000 annual compensation was paid to each director in connection with their role as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2013 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 29, 2013, there were issued and outstanding 120,225,323 shares of Common Stock. There are no outstanding options or warrants.

NAME OF OFFICER OR DIRECTOR	TITLE	TITLE OF CLASS	NO. OF SHARES	PERCENTAGE OF OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	75,594,153(1)	62.88%
Lei Liu	Former Director	Common	6,234,766(2)	5.19%
Xue Bu	Former COO/Treasurer/Dir	Common	3,300,000(3)	2.74%
All officers, directors, and former director as a group (3 people)		Common	85,128,919	70.81%

(1) Includes shares held by Shaanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai owns 64% and is the president.
(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares owned individually by Lei Liu.
(3) Ms. Bu is the wife of Mr. Bai.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occasionally borrow money from or loan money to our affiliated companies in PRC, our shareholders and officers. These affiliated companies include Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (“Chaoying Cosmetics”) of which our CEO Mr. YanBiao Bai owns 64% of the equity and is president; Shaanxi Yanfeng Real Estate Co., Ltd. (“Shaanxi Yanfeng”) of which Mr. Bai is Chairman; Xi’an Yanfeng Biotechnology Co., Ltd. (“Yanfeng Biotech”) of which Mr. Bai is the Chairman; and Tianjing Yanfend Real Estate Co., Ltd. (“Tianjing Yanfend”) of which Mr. Bai is Chairman; and Shaanxi NuoQi Health Food Co., Ltd (“Shaanxi NuoQi”), of which our former Chief Financial and Operating Officer, also Mr. Bai’s wife, Ms. Xue Bu is the Chairman.. The related transactions with these affiliated companies include:

Due from related parties

Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2012	2011
Loan to Tianjing Yanfeng Real Esstate Co.,Ltd ("Tianjing Yanfeng")	$-	$79,442

Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2012	2011
Advance from officers and shareholders	$1,120,059	$985,852
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	396,284	397,210
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	364,582	365,433
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	114,130	101,686
Shaanxi Chaoying Personal Care Group Co., Inc	76,087	-
Total due to related parties:	$2,071,142	$1,850,181

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yanfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts due to related parties were unsecured, interest free and due on demand.

Lease agreement

The Company’s subsidiary in the PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2015. The rent payment under this operating lease was $6,338 (equivalent to RMB 40,000) per month.

Total rental expense charged to operations amounted to $70,537 and $74,269 for the years ended December 31, 2012 and 2011, respectively.

Operation of SPA business

In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2012 and 2011. Costs related to operating commercial rental amounted to $65,846 and $64,272 for the years ended December 31, 2012 and 2011, respectively.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2012 and 2011:

Services	2012	2011
Audit Fees	$40,000	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$40,000	$40,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

*3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report of from 10-K for the year ended October 31, 1981and Exhibit "A" and Exhibit "B" to Registrant's Proxy Statement dated February 17, 1988).
*3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on form 10-Q for the quarter ended April 30, 1989).
*3.3	Amended Articles of Incorporation as amended increasing the number of authorized shares filed as an exhibit to Form 8-k filed February 15, 2005.
*3.4	Articles of Merger filed with the Maryland Secretary of State filed as an exhibit to Form 8-k filed February 15, 2005.
*3.5	Amendment to Articles of Incorporation changing name to Cybrdi, Inc. filed as an exhibit to Form 8-k filed April 6, 2005.
*10.1	Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit "B" to Registrant's Proxy Statement dated February 21, 1989).
*10.2	Amendment to Registrant's 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).
*10.3	Amendment to Registrant's Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10Q for the quarter ended April 30, 2001).
*10.4	Form of Indemnification Agreement between Registrant and its Directors and selected officers and agents (incorporated by reference to Exhibit "C" to Registrant's Proxy Statement dated February 17, 1988).
*10.5	Employment Agreement effective as of November 1, 1993 between Registrant and Marshall I. Kass (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for quarter ended January 31, 1994).
*10.6	Amendment to Employment Agreement between Registrant and Marshall I. Kass dated November 1, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1998).
*10.7	Agreement and Plan of Merger among Certron Corporation, Certron Acquisition Corp. and Cybrdi, Inc. filed as an exhibit to Cybrdi’s Report on Form 8-k filed February 15, 2005.
*10.8	Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and US BioMax, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007)
*10.9	Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 1, 2013	By: /s/ Yan Biao Bai
By: YanBiao Bai
Title: Chief Executive Officer and
Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiao Bai, Chairman, CEO and President	/s/YanBiao Bai	April 1, 2013

Yonghong Ren, Director, Treasurer & COO	/s/ Yonghong Ren	April 1, 2013

CYBRDI, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Cybrdi, Inc.

We have audited the accompanying consolidated balance sheets of Cybrdi, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybrdi, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the consolidated financial statements, the Company has incurred recurring losses, accumulated deficit, and working capital deficit at December 31, 2012 and 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 29, 2013

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2012	2011

CURRENT ASSETS
Cash and equivalents	$956,235	$781,048
Accounts receivable, net	493	-
Inventories	816,490	1,053,038
Due from related companies	-	79,442
Other receivables, net and prepaid expenses	92,647	75,089
Advance to suppliers	3,127	832
TOTAL CURRENT ASSETS	1,868,992	1,989,449
PROPERTY, PLANT AND EQUIPMENT, NET	1,189,647	1,310,529
CONSTRUCTION IN PROGRESS	6,831,894	6,829,329
INTANGIBLE ASSETS, NET	660,975	782,215

TOTAL ASSETS	$10,551,508	$10,911,522

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,664,395	$1,668,282
Accounts payable	3,887	4,942
Accrued expenses	686,439	693,436
Deferred revenue	122,201	139,284
Customers deposits	149,163	188,186
Due to related parties	2,071,142	1,850,181
Deferred tax liabilities	10,269	10,293
Other payables	571,099	366,020
TOTAL CURRENT LIABILITIES	5,278,595	4,920,624
CONSTRUCTION PAYABLE	846,063	894,750
TOTAL LIABILITIES	6,124,658	5,815,374

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(2,977,443)	(2,447,643)
Accumulated other comprehensive income	1,529,967	1,540,329
TOTAL STOCKHOLDERS’ EQUITY	3,375,331	3,915,493
NONCONTROLLING INTERESTS	1,051,519	1,180,655
TOTAL EQUITY	4,426,850	5,096,148

TOTAL LIABILITIES AND EQUITY	$10,551,508	$10,911,522

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011
Revenue
Housing	$268,582	$(6,553)
Commercial rental	-	-
Tissue array products	514,593	552,811
Total revenue	783,175	546,258
Cost of Sales
Housing	220,980	58,930
Commercial rental - related party	65,846	64,272
Tissue array products	329,089	421,499
Total cost of sales	615,915	544,701

Gross Profit	167,260	1,557

Operating Expenses:
Salaries and wages	233,124	182,024
Depreciation and amortization	149,925	148,541
Bad debt expense	330	99,541
(Reversals) Estimates of loss contingencies	(38,025)	37,134
Professional fees	77,408	88,695
Selling and distribution expenses	6,654	17,905
Other general and administrative expenses	169,594	157,737
Total Operating Expenses	599,010	731,577

Loss from Operations	(431,750)	(730,020)

Other Income (Expense)
Net interest income (expense)	(194,592)	5,459
Other expense, net	(28,442)	(14,592)
Total Other Expense, Net	(223,034)	(9,133)

Loss before Income Taxes	(654,784)	(739,153)
Income Tax Expense	856	-
Net Loss	(655,640)	(739,153)
Less: Net loss attributable to the non-controlling interests	(125,840)	(139,392)
Net Loss Attributable To CYBRDI, INC.	(529,800)	(599,761)
Foreign currency translation (loss) gain	(10,362)	252,592
Comprehensive Loss Attributable To CYBRDI, INC.	$(540,162)	$(347,169)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	120,225,323	85,879,746

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
						Accumulated	Total
			Additional			Other	Common
	Common Stocks		paid-in	Reserve	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	capital	Fund	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2010	65,756,567	$3,877,864	$-	$336,885	$(1,847,882)	$1,287,737	$3,654,604	$1,320,048	$4,974,652
Net loss	-	-	-	-	(599,761)	-	(599,761)	(139,392)	(739,153)
Debt conversion to equity	54,468,756	435,750	172,308	-	-	-	608,058	-	608,058
Net change in foreign currency translation adjustment	-	-	-	-	-	252,592	252,592	(1)	252,591
Balance as of December 31, 2011	120,225,323	4,313,614	172,308	336,885	(2,447,643)	1,540,329	3,915,493	1,180,655	5,096,148
Net loss	-	-	-	-	(529,800)	-	(529,800)	(125,840)	(655,640)
Net change in foreign currency translation adjustment	-	-	-	-	-	(10,362)	(10,362)	(3,296)	(13,658)
Balance as of December 31, 2012	120,225,323	$4,313,614	$172,308	$336,885	$(2,977,443)	$1,529,967	$3,375,331	$1,051,519	$4,426,850

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable To CYBRDI, INC.	$(529,800)	$(599,761)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	248,705	268,211
Bad Debt expense	330	99,541
(Reversal) Estimates of loss contingencies	(38,025)	37,134
Noncontrolling interests	(125,840)	(139,392)
Changes in Operating Assets and Liabilities:
Accounts receivable	(823)	-
Inventories	233,984	88,164
Other receivable and prepaid expenses	(20,021)	18,398
Accounts payable and other current liabilities	236,870	502,686
Deferred revenue	19,601	86,535
Customer deposits	(74,746)	29,496
Net Cash (Used in) Provided by Operating Activities	(49,765)	391,012

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment proceeds from loan to unaffiliated companies	79,219	136,535
Purchase of property, plant, and equipment	(11,573)	(84,827)
Payments for construction in progress	(65,050)	(587,705)
Net Cash Provided by (Used in) Investing Activities	2,596	(535,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form loan from related companies	88,726	136,160
Proceeds form loan from shareholders/officers	135,362	171,321
Net Cash Provided by Financing Activities	224,088	307,481

NET INCREASE IN CASH & CASH EQUIVALENTS	176,919	162,496
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(1,732)	33,532
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	781,048	585,020

CASH & CASH EQUIVALENTS, ENDING BALANCE	$956,235	$781,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$160,668	$180,630
Income taxes paid	$997	$-

NONCASH INVESTING TRANSACTIONS
Constructions in process incurred by accrued construction payable	$-	$86,223
Debt-equity conversion	$-	$608,058

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2010

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and a director is also a principal of its Chinese partner On July 28, 2007, Chaoying Biotech invested RMB15 millions (equivalent to US$1,983,078) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for the year then ended. The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants.

On March 10, 2007 the Company entered into a Sales Agency Agreement with US BioMax, Inc., a reseller located in USA. In addition, the Company terminated its branch office in USA to reduce the general and administrative costs of Cybrdi Maryland in October 2007.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $2,977,443 and $2,447,643 as of December 31, 2012 and 2011, respectively, including net losses of $529,800 and $599,761 for the years ended December 31, 2012 and 2011, respectively. In addition, current liabilities exceeded current assets by $3,409,603 and $2,931,175 at December 31, 2012 and 2011, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $2.8 million (equivalent to RMB19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.5 million. However, there is no assurance when such sales will occur.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $6.8 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of December 31, 2012, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Our major shareholders and officers advanced additional $134,207 to the Company in 2012 to finance operations and the costs to maintain the Company’s public status in the U.S. Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company under common control, is anticipated to provide up to $730,000 of working capital to support operational use. As of December 31, 2012, advances from Shaanxi Chaoying Beauty & Cosmetics Group amounted to $114,130. In addition, Shaanxi Chaoying Personal Care Group Co., Inc., which is also an affiliate under common control, provided $76,087 to the Company during 2012 for working capital.

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

(c) Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2011 have been reclassified to conform to the presentation for the year ended December 31, 2012.

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

Useful Life
Buildings	20 years
Plant and machinery	10 years
Motor vehicles	10 years
Office equipment	5 years
Leasehold improvements	Lower of lease term or 5 years
Software - website	3 years

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

For the years ended December 31, 2012 and 2011, the Company had not recognized any impairment for property, plant and equipment.

(g) Construction in progress

Construction in progress consists of commercial property and residential unit sites under construction. The Company leases the land for the commercial property and residential unit sites under land use rights agreement with the PRC government. Construction in progress is stated at the lower of cost or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the floor measure of units to the estimated total floor measurement of the total projects.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), construction in progress is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

When the profitability of a current project deteriorates due to a slowdown in the sales pace, reduction of pricing or some other factor, this indicates that there may be a possible future loss on delivery and possible impairment in the recoverability of the assets. Accordingly, the assets of such project are subsequently reviewed for future losses and impairment by comparing the estimated future undiscounted cash flows for the project to the carrying value of such project. If the estimated future undiscounted cash flows are less than the asset’s carrying value such deficit will be charged as a future loss and the asset will then be written down to its estimated fair value.

For the years ended December 31, 2012 and 2011, the Company had not recognized any impairment for construction in progress.

(h) Accounts and other receivables

Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

(i) Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.

(j) Advertising costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $1,141 and $7,526 for the years ended December 31, 2012 and 2011, respectively.

(k) Fair value measurements

The carrying amounts of cash and equivalents, accounts receivable, inventories, loan to unaffiliated company, other receivables and prepaid expenses, accounts payable, accrued expenses, other payables, customers deposit , loan from related company and amounts due to shareholders/officers approximate fair value due to the short-term maturities of the assets and liabilities.

(l) Revenue recognition

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

(m) Foreign currency translation

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

(n) Income taxes

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

(o) Comprehensive income (loss)

FASB ASC Topic 220, “Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC Topic 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(p) Intangible assets

Intangible assets include a patent. With the adoption of FASB ASC Topic 350, “Intangibles”, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally develop intangible assets are expensed as incurred.

For the years ended December 31, 2012 and 2011, the Company had not recognized any impairment for intangible assets.

(q) Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

5. INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2012	2011
Raw materials	$2,546	$16,831
Finished goods	272,983	273,529
Housing inventory	540,961	762,678
Total	$816,490	$1,053,038

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2011
Buildings	$1,003,644	$1,005,988
Machinery and equipments	721,416	711,490
Motor vehicles	340,746	341,542
Office equipments	88,122	88,328
Leasehold improvement	304,826	305,543
Subtotal	2,458,754	2,452,891
Less: Accumulated depreciation	(1,269,107)	(1,142,362)
	$1,189,647	$1,310,529

Depreciation expense for the years ended December 31, 2012 and 2011 were $129,344 and $151,639, respectively.

7. CONSTRUCTION IN PROGRESS

Construction in progress of $6,831,894 and $6,829,329 as of December 31, 2012 and 2011 respectively mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of December 31, 2012 and 2011, land use rights in the amounts of $2,512,539 and $2,518,408 were classified under construction in progress for the commercial property and residential unit sites under construction, and the remaining $663,066 and $664,615 for partial operation of the commercial property was classified under intangible assets subject to amortization (see Note 8).

8. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2012	2011
Patent	$1,014,488	$1,016,858
Land use rights	663,066	664,615
Software	113,750	114,015
Subtotal	1,791,304	1,795,488
Less: Accumulated amortization	(1,130,329)	(1,013,273)
	$660,975	$782,215

Amortization expenses for the years ended December 31, 2012 and 2011 were $119,361 and $116,572, respectively.

Expected amortization expenses for intangible assets in the next five years are as follows:

For the Years Ended December 31,	Amount
2013	$51,837
2014	17,983
2015	17,983
2016	17,983
2017	17,983
Thereafter	537,206
Total	$660,975

9. CUSTOMER DEPOSITS

Customer deposits consisted of residential properties down payments amounted to $149,163 and $188,186 as of December 31, 2012 and 2011, respectively.

10. SHORT-TERM LOAN

The Company has a short-term loan of $1,505,880 and $1,509,398 (equivalent to RMB 9.5 million) as of December 31, 2012 and 2011 from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. The loan had an initial maturity date of August 20, 2012. The adjustable interest rate was a rate per annum equal to the Prime Rate plus 50% of prime rate. The prime rate is based on six-month-to-one-year loan interest rate released by The People's Bank of China. On September 4, 2012, the Company renewed this short-term loan with the same principal amount with Changle Rural Credit Union. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 11% per annum as of December 31, 2012. This short-term loan had been secured by the Company’s land use right and construction in progress of SD Chaoying with a book value of $3.2 million (equivalent to RMB 20 million) and $4.4 million (equivalent to RMB 28 million) as of December 31, 2012, respectively. For the $3.2 million land use rights, $2.5 million was classified under construction in progress for the commercial property and residential unit sites under construction, and the remaining $0.7 million for partial operation of the commercial property was classified under intangible assets subject to amortization.

Additionally, there was another short-term loan of $158,515 and $158,884 (equivalent to RMB 1.0 million) from Fengguo Liu, an unrelated party as of December 31, 2012 and 2011.

The differences in the balances as of December 31, 2012 and 2011 were mainly due to change in foreign exchange rate.

11. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consisted of loans or advances to the following:

	As of December 31,
	2012	2011
Loan to Tianjing Yanfeng Real Esstate Co.,Ltd ("Tianjing Yanfeng")	$-	$79,442

Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2012	2011
Advance from officers and shareholders	$1,120,059	$985,852
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	396,284	397,210
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	364,582	365,433
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	114,130	101,686
Shaanxi Chaoying Personal Care Group Co., Inc	76,087	-
Total due to related parties:	$2,071,142	$1,850,181

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts due to relate parties were unsecured, interest free, and due on demand.

Lease agreement

The Company’s subsidiary in PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2015. The rent payment under this operating lease was $6,338 (equivalent to RMB 40,000) per month. The total future minimum lease payments for this lease as of December 31, 2012 were $228,151.

Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

For the Years Ended December 31,	Amount
2013	$76,050
2014	76,050
2015	76,051
2016	-
2017	-
Total	$228,151

Total rental expense charged to operations amounted to $70,537 and $74,269 for the years ended December 31, 2012 and 2011, respectively.

Operation of SPA business

In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2012 and 2011. Costs related to operating commercial rental amounted to $65,846 and $64,272 for the years ended December 31, 2012 and 2011, respectively.

12. COMMITMENTS, CONTINGENCIES, AND LEGAL PROCEEDINGS

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

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 have been reversed in 2012.

13. STOCKHOLDERS’ EQUITY

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

14. RESERVE FUNDS

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

In the years ended December 31 2012 and 2011, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2012 and 2011. The reserve funds balance consisted of the following:

	As of December 31,
	2012	2011
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

15. TAXATION

(a) Corporation Income Tax

The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2012 and 2011. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future.

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

In the years ended December 31, 2012 and 2011, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. The Company recorded income tax as $856 and they were not required to accrue and pay any income taxes for the year ended December 31, 2012. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

16. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Credit Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Major Customers:

The following summarizes sales to major customers (each comprising 10% or more of revenue):

December 31,	Number of Customers	Percentage of Total
2012	2	66.0%
2011	2	92.1%

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each comprising 10% or more of purchases):

December 31,	Number of Suppliers	Percentage of Total
2012	2	82.3%
2011	2	79.6%

17. SEGMENT REPORTING

As defined in ASC Topic 280, “Segment Reporting”, the Company has three operating segments, and two reportable segments, including Chaoying Biotech and SD Chaoying. Chaoying Biotech is primarily in the business of researching, producing, and selling of high-quality tissue arrays and providing related services. SD Chaoying mainly focused on real estate development and intended to operate a cultural and entertainment center which will encompass a wide variety of recreational and commercial activities. Earnings performance is measured using segment operating income.

	Years Ended December 31,
	2012	2011
Revenues:
Chaoying Biotech	$514,593	$552,811
SD Chaoying	268,582	(6,553)
Others	-	-
Total Revenues	$783,175	$546,258

	Years Ended December 31,
	2012	2011
Segment loss:
Chaoying Biotech	$(121,753)	$(252,126)
SD Chaoying	(304,170)	(253,153)
Others	(229,717)	(233,874)
Loss before Income Taxes	$(655,640)	$(739,153)

	Years Ended December 31,
	2012	2011
Total Assets:
Chaoying Biotech	$1,460,233	$1,507,130
SD Chaoying	9,006,220	9,276,414
Others	85,055	127,978
Total assets	$10,551,508	$10,911,522

The following sets forth geographic information relating to the Company’s revenues from external customers attributed to the Company’s country of domicile, China, and attributed to foreign countries.

	Years Ended December 31,
	2012	2011
United States	$450,042	$502,983
China	333,133	43,275
Total revenue	$783,175	$546,258

All revenues are from external customers. One major customer from the United States accounted for 57% and 92% of our total revenues for the years ended December 31, 2012 and 2011. All long-lived assets are located in China.