Form 10-Q
period 2013-03-31
Cybrdi, Inc.
filed 2013-05-15
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ ] No [X]

The number of shares of common stock, no par value per share, outstanding as of May 14, 2013 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2013
INDEX
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements
4

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$980,190	$956,235
Accounts receivable, net	15,932	493
Inventories	825,077	816,490
Other receivables, net and prepaid expenses	78,646	92,647
Advance to suppliers	4,464	3,127
TOTAL CURRENT ASSETS	1,904,309	1,868,992
PROPERTY, PLANT AND EQUIPMENT, NET	1,190,332	1,189,647
CONSTRUCTION IN PROGRESS	6,939,754	6,831,894
INTANGIBLE ASSETS, NET	641,058	660,975

TOTAL ASSETS	$10,675,453	$10,551,508

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,690,603	$1,664,395
Accounts payable	4,540	3,887
Accrued expenses	753,178	686,439
Deferred revenue	124,125	122,201
Customers deposits	175,866	149,163
Due to related parties	2,114,418	2,071,142
Deferred tax liabilities	10,430	10,269
Other payables	605,871	571,099
TOTAL CURRENT LIABILITIES	5,479,031	5,278,595
CONSTRUCTION PAYABLE	859,386	846,063
TOTAL LIABILITIES	6,338,417	6,124,658

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(3,124,265)	(2,977,443)
Accumulated other comprehensive income	1,492,873	1,529,967
TOTAL STOCKHOLDERS’ EQUITY	3,191,415	3,375,331
NONCONTROLLING INTEREST	1,145,621	1,051,519
TOTAL EQUITY	4,337,036	4,426,850

TOTAL LIABILITIES AND EQUITY	$10,675,453	$10,551,508

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Housing	$-	$142,423
Commercial rental	-	-
Tissue array products	151,152	99,910
Total revenue	151,152	242,333
Cost of Sales
Housing	-	123,499
Commercial rental - related party	16,696	16,466
Tissue array products	98,520	79,314
Total cost of sales	115,216	219,279

Gross Profit	35,936	23,054

Operating Expenses:
Salaries and wages	53,913	52,244
Depreciation and amortization	33,445	38,447
Bad debt expense	6,630	-
Estimates of loss contingencies	-	16,229
Professional fees	40,107	1,379
Selling and distribution expenses	4,186	30,342
Other general and administrative expenses	27,592	18,710
Total Operating Expenses	165,873	157,351

Loss from Operations	(129,937)	(134,297)

Other Income (Expense)
Interest expenses, net	(46,188)	(45,990)
Other expense, net	(2,048)	(26,057)
Total Other Expense, Net	(48,236)	(72,047)

Loss before Income Taxes	(178,173)	(206,344)
Income Tax Expense	142	-
Net loss	(178,315)	(206,344)
Less: Net loss attributable to the non-controlling interests	(31,493)	(38,465)
Net loss attributable to CYBRDI, INC.	(146,822)	(167,879)
Foreign currency translation loss	(37,094)	(3,860)
Comprehensive loss	$(183,916)	$(171,739)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATINGACTIVITIES	2013	2012
Net loss attributable to Cybidi Inc.	$(146,822)	$(167,879)
Adjustments to Reconcile Net Income (Loss) to Cash
Provided by operating activities:
Depreciation and amortization	55,881	63,656
Bad debt expense	6,630	-
Minority interest	(31,493)	(38,465)
Changes in Operating Assets and Liabilities:
Accounts receivable	(15,067)	(432)
Inventories	4,262	112,830
Other receivable and prepaid expenses	6,552	(645)
Accounts payable and other current liabilities	92,845	95,381
Deferred revenue	-	10,394
Customer deposits	24,307	(103,419)
Net Cash used in Operating Activities	(2,905)	(28,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	-	(1,585)
Purchase of property, plant, and equipment	(7,601)	-
Payments for construction in progress	(279)	(52,122)
Net Cash used in Investing Activities	(7,880)	(53,707)

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from loans from related companies	10,668	19,018
Proceeds form loan from shareholders/officers	8,998	43,897
Repayment of loan from shareholders/officers	-	(253,570)
Net cash provided by (used in) Financing Activities	19,666	(190,655)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	8,881	(272,941)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	15,074	(1,005)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	956,235	781,048

CASH & CASH EQUIVALENTS, ENDING BALANCE	$980,190	$507,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$45,799	$37,101
Income taxes paid	$153	$-

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

Cybrdi Maryland was established in 2001 to acquire an interest in biogenetic products commercialization and related services entities in Asia. On March 5, 2003, Cybrdi Maryland acquired an 80% interest in Shaanxi Chao Ying Biotechnology Co., Ltd. (“Chaoying Biotech”), a sino-foreign equity joint venture established in July 2000 in the People's Republic of China (“PRC”), through the exchange of 99% of shares to the existing shareholders of Chaoying Biotech. For financial statement reporting purposes, the merger was treated as a reverse acquisition, with Chaoying Biotech deemed the accounting acquirer and Cybrdi Maryland deemed the accounting acquiree.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner to acquire 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner for RMB 15 million. The Chinese partner is a principal shareholder of the Company and Mr. Bai, the Company’s chief executive officer, chairman and a principal shareholder, is also a principal of the Chinese Partner. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong MOFCOM approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner.

The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for 2010. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of March 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,124,265 and $2,977,443 as of March 31, 2013 and December 31, 2012, including net losses of $178,315 and $206,344 for the three months ended March 31, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,574,722 and $3,409,603 at March 31, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.3 million. However, there is no assurance when such sales will occur.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of March 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company is anticipated to provide up to $790,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $10,668 for the three-month period ended March 31, 2013 to the Company to finance its operations.

The Company may require additional funds and may seek to raise such funds through public and private financings or from other sources. There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

NOTE B – ASSETS

The March 31, 2013 consolidated balance sheet included total current assets of $1,904,309 and non-current assets of $8,771,144. Of these amounts, $980,190 in cash and equivalents is planned for funding current operations and for future business expansion.

Other current assets also included accounts receivable, inventories, due from related companies, other receivables and prepaid expenses, and advance to suppliers. Inventories are mainly finished goods. Other components of inventories include raw materials and housing inventories. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipment, motor vehicles, leasehold improvement and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,939,754 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of March 31, 2013, construction-in-progress of $4.42 million and land use rights of $3.19 million of SD Chaoying was collateralized under a short-term loan from Changle Rural Credit Union. For the $3.19 million land use rights, $2.56 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.63 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C - LIABILITIES

As of March 31, 2013, the balance sheet included total liabilities of $6,338,417, which consisted of current liabilities of $5,479,031 and construction payable of $859,386. Included in the current liabilities was a short-term loan of $1,529,594 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. On September 4, 2012, the Company renewed this short-term loan. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of March 31, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.19 million (equivalent to RMB 19.78 million) and $4.42 million (equivalent to RMB27.47 million) as of March 31, 2013, respectively. For the $3.19 million land use rights, $2.56 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $161,010 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 12, 2014 with an interest rate at 2% per month. Also included in the current liabilities was $2,114,418 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Certron’s common stock to the Cybrdi shareholders. As of March 31, 2013 and December 31, 2012, the Company had 120,225,323 shares issued and outstanding, respectively.

As of March 31, 2013, the balance sheet included total equity of $4,337,036, of which $1,145,621 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company. The incentive compensation was paid by the issuance of 12,000,000 shares of common stock of the Company to Mr. Yanbiao Bai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, the former Chief Financial and Operating Officer of the Company. Compensation cost of $306,000 was recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the three months ended March 31, 2013 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were $142 and $0 of PRC current income taxes accrued for the three-months ended March 31, 2013 in SD Chaoying and Chaoying Biotech, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 stated that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. The Company is waiting for communication from the government concerning payment of the final settlement. As of March 31, 2013, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 had been reversed in 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2012.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company with a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 66 units had been sold as of March 31, 2013.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $6.9 million in the construction. The casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates. In 2012, we sold 8 units for $268,582 in revenue from the sale of residential units. No unit was sold during the three months ended March 31, 2013.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $91,181 to $151,152 for the three months ended March 31, 2013 from $242,333 for the three months ended March 31, 2012, a decrease of 37.6% .

Tissue Chip & Kit Products: Net sales increased by $51,242 to $151,152 for the three months ended March 31, 2013 as compared to $99,910 for the three months ended March 31, 2012, an increase of 51.3% . The increase in net sales of tissue chip & kit product was primarily due to new customers and more orders placed in PRC. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing unit during the first quarter of 2013, while we recognized sales revenue aggregating to $268,582, for 8 units sold during the year ended December 31, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the first quarter ended March 31, 2013 and 2012. Costs related to operating commercial rentals amounted to $16,696 and $16,466 for the quarter ended March 31, 2013 and 2012, respectively.

Gross Margin

Gross margin as a percentage of sales increased to 24% for the three months ended March 31, 2013 from 9.5% for the three months ended March 31, 2012.

Gross margin of the housing segment decreased by 100% since there were no sales of housing units in the first quarter of 2013, while gross margin of tissue chip & kit products segment increased from 21% to 35%. Gross profit of the housing segment was $18,924 for the three month ended March 31, 2012, attributable to the sale of 5 residential housing units in the first quarter of 2012. Gross profit of the tissue chip & kit products segment for the three months ended March 31, 2013 increased by $32,036 to $52,632 from $20,596 for the three months ended March 31, 2012, mainly due to the increase of new customers and more orders of tissue chip.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $16,696 and $16,466 was recorded at the commercial rental segment for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses

The Company’s operating expenses increased by $8,522 to $165,873 for the three months ended March 31, 2013 from $157,351 for the three months ended March 31, 2012, an increase of 5.4% . The increased item of operating expense was primarily the increase of professional fees by $38,728 from $1,379 for the three months ended March 31, 2012 to $40,107 for the three months ended March 31, 2013.The decreased item of operating expenses was primarily the decrease of selling and distribution expenses by $26,156 from $30,342 for the three months ended March 31, 2012 to $4,186 for the three months ended March 31, 2013.

Other Expense

Net other expenses decreased by $23,811 to $48,236 for the three months ended March 31, 2013, a 33% decrease, from $72,047 for the three months ended March 31, 2012. The decrease of other expenses was mainly due to the fact that the Company made a supplementary payment for export value added tax amounting to $34,069 in the first quarter in 2012, due to the cancellation of PRC tax exemption for export value added tax.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the three months ended March 31, 2013, and 2012, since there was no taxable income during these periods. There was $142 of PRC current income taxes accrued for the three months ended March 31, 2013 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $28,171, or 14%, from $206,344 for the three months ended March 31, 2012 to $178,173 for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $165,119 from $(3,409,603) as of December 31, 2012 to $(3,574,722) as of March 31, 2013. The increase was primarily due to a decrease of $14,001 in other receivable (net) and prepaid expenses from $92,647 as of December 31, 2012 to $78,646 as of March 31, 2013, an increase of $66,739 in accrued expense from $686,439 as of December 31, 2012 to $753,178 as of March 31, 2013, an increase of $43,276 in due to related parties from $2,071,142 as of December 31, 2012 to $2,114,418 as of March 31, 2013, and an increase of $34,772 in other payables from $571,099 as of December 31, 2012 to $605,871 as of March 31, 2013.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2013. The primary reason was due to $7,601 used in purchasing property, plant, and equipment by the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”) during the three months ended March 31, 2013.

For financing activities, the Company obtained net proceeds of $10,668 and $8,998 from related parties and shareholders/officers of the Company, respectively, for the three months ended March 31, 2013.

The Company has a short-term loan in the principal amount of $1,529,594 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. On September 4, 2012, the Company renewed this short-term loan with the same amount of $1,529,594 (equivalent to RMB 9.5 million). The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of March 31, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.19 million (equivalent to RMB 19.78 million) and $4.42 million (equivalent to RMB 27.47 million) as of March 31, 2013, respectively. For the $3.19 million land use rights, $2.56 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. There is no assurance that the loan due September 2, 2013 will be renewed. In the event it is not renewed, the Company will need to obtain financing from another source, of which there can be no assurance.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,124,265 and $2,977,443 as of March 31, 2013 and December 31, 2012, including net losses of $178,315 and $206,344 for the three months ended March 31, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,574,722 and $3,409,603 as of March 31, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies and affiliates, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of its financial conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.3 million. However, there is no assurance when such sales will occur.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of March 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company, is anticipated to provide up to $790,000 (equivalent to RMB 5 million) of capital to support our operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $10,668 for the three-month period ended March 31, 2013 to the Company to finance its operations.

The Company will likely require additional funds and may seek to raise such funds through public and private financings or from other sources. There is no assurance that the above management’s plans will be realized or the additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March,31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of March 31, 2013, the Company had not received further correspondences from the EPA regarding this matter.

On June 7, 2011, Weifang Shili Hesin Engineering Equipment Co., Ltd. (the “Plaintiff”) filed a complaint against SD Chaoying at the Basic People's Court of Changle County in Shandong Province, China, for alleged damages caused by SD Chaoying for not performing appropriately and completely the obligations in accordance with the agreement signed by both parties on April 28, 2011. Pursuant to the agreement, SD Chaoying agreed to transfer: (1) the rights of development, construction, and land of the #1 and #2 residential buildings for RMB 7.6 million, or $1,207,518, and (2) the 12 unsold residential units in the #3 and #4 residential buildings at a price as agreed upon. As of September 30, 2012, the Plaintiff paid $95,468 (equivalent to RMB 600,000) deposit as agreed upon, and prepaid $186,182 (equivalent to RMB 1,170,114), both of which were recorded as Other Payables under current liabilities. Plaintiff was seeking for the discharge of the original agreement signed, the return of prepayment of $186,182 (equivalent to RMB 1,170,114), repayment of the deposit plus 100% penalty, totaling $190,936 (equivalent to RMB 1,200,000), and for attorneys’ fees and costs. The Company disputed Plaintiff’s claim for a land use right certificate of underlying construction base of the #1 and #2 residential buildings, which certificate was inseparable from other part of the land and was not specifically stated in the agreement. The Company also disputed Plaintiff’s entitlement to the amounts claimed and instructed the Company’s legal counsel to contest the action, while concurrently pursuing opportunities for reasonable settlement. The case went to trial on July 7, 2011. On November 15, 2011, the Basic People's Court of Changle County pronounced its judgment against Plaintiff and that SD Chaoying had no liability. The verdict was released by the court on March 23, 2012. An appeal was filed on April 6, 2012 by the Plaintiff. The hearing for the appeal was held on May 16, 2012 at the Intermediate Court in Weifang City, Shandong Province, China. On July 16, 2012, the Intermediate Court in Weifang City issued a decision and held that SD Chaoying should not be found liable. The decision is a final adjudication by the courts in China. Hence, the estimated contingent liabilities of approximately $36,942 (or RMB 240,000) recorded in other payable as of December 31, 2011 had been reversed in 2012.

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