Form 10-Q
period 2013-06-30
Cybrdi, Inc.
filed 2013-08-14
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of common stock, no par value per share, outstanding as of August 6, 2013 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2013
INDEX
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$967,089	$956,235
Accounts receivable, net	15,562	493
Inventories	832,083	816,490
Other receivables, net and prepaid expenses	66,408	92,647
Advance to suppliers	4,486	3,127
TOTAL CURRENT ASSETS	1,885,628	1,868,992
PROPERTY, PLANT AND EQUIPMENT, NET	1,184,024	1,189,647
CONSTRUCTION IN PROGRESS	6,975,885	6,831,894
INTANGIBLE ASSETS, NET	639,596	660,975

TOTAL ASSETS	$10,685,133	$10,551,508

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,698,837	$1,664,395
Accounts payable	33,066	3,887
Accrued expenses	744,497	686,439
Deferred revenue	124,730	122,201
Customers deposits	121,035	149,163
Due to related parties	2,235,852	2,071,142
Deferred tax liabilities	10,481	10,269
Other payables	637,648	571,099
TOTAL CURRENT LIABILITIES	5,606,146	5,278,595
CONSTRUCTION PAYABLE	863,571	846,063
TOTAL LIABILITIES	6,469,717	6,124,658

EQUITY

Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,886	336,885
Accumulated deficit	(3,249,516)	(2,977,443)
Accumulated other comprehensive income	1,526,558	1,529,967
TOTAL STOCKHOLDERS’ EQUITY	3,099,850	3,375,331
NONCONTROLLING INTEREST	1,115,566	1,051,519
TOTAL EQUITY	4,215,416	4,426,850

TOTAL LIABILITIES AND EQUITY	$10,685,133	$10,551,508

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Housing	$-	$-	$-	$142,200
Commercial rental - related party	-	-	-	-
Tissue array products	138,727	112,407	289,879	212,317
Total revenue	138,727	112,407	289,879	354,517
Cost of Sales
Housing	-	-	-	123,306
Commercial rental - related party	4,566	16,414	21,262	32,880
Tissue array products	84,815	65,120	183,335	144,434
Total cost of sales	89,381	81,534	204,597	300,620

Gross Profit	49,346	30,873	85,282	53,897

Operating Expenses:
Salaries and wages	42,050	50,316	95,963	102,560
Depreciation and amortization	5,991	36,561	39,436	75,008
Estimates of loss contingencies	-	-	-	27,214
Professional fees	14,457	19,026	54,564	37,735
Selling and distribution expenses	1,918	1,374	6,104	2,753
Other general and administrative expenses	107,485	35,526	141,707	54,854
Total Operating Expenses	171,901	142,803	337,774	300,124

Loss from Operations	(122,555)	(111,930)	(252,492)	(246,227)

Other Income (Expense)
Interest expenses	(61,610)	(46,132)	(107,798)	(92,122)
Other income (expense), net	26,614	3,496	24,566	(22,561)
Total Other Expense, Net	(34,996)	(42,636)	(83,232)	(114,683)

Loss before Income Taxes	(157,551)	(154,566)	(335,724)	(360,910)
Income Tax Expense	142	162	284	162
Net loss	(157,693)	(154,728)	(336,008)	(361,072)
Less: Net loss attributable to the non-controlling interests	(32,442)	(29,860)	(63,935)	(68,325)
Net loss attributable to CYBRDI, INC.	(125,251)	(124,868)	(272,073)	(292,747)
Foreign currency translation loss	33,685	(52,569)	(3,409)	(56,429)
Comprehensive loss	$(91,566)	$(177,437)	$(275,482)	$(349,176)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323	120,225,323	120,225,323

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATINGACTIVITIES	2013	2012
Net loss attributable to Cybidi Inc.	$(272,073)	$(292,747)
Adjustments to reconcile net loss to
Provided by operating activities:
Depreciation and amortization	72,631	125,081
Bad debt expense	6,647	-
Minority interest	(63,935)	(68,325)
Changes in Operating Assets and Liabilities:
Accounts receivable	(14,661)	(3,142)
Inventories	1,004	122,276
Other receivable and prepaid expenses	20,777	1,189
Accounts payable and other current liabilities	149,883	93,345
Deferred revenue	-	10,378
Customer deposits	(31,086)	(100,883)
Net Cash used in Operating Activities	(130,813)	(112,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	-	(5,845)
Purchase of property, plant, and equipment	(8,879)	(190)
Payments for construction in progress	(2,605)	(62,077)
Net Cash used in Investing Activities	(11,484)	(68,112)

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from loans from related companies	24,614	50,635
Proceeds form loan from shareholders/officers	108,785	104,273
Repayment of loan from shareholders/officers	-	(253,173)
Net cash provided by (used in) Financing Activities	133,399	(98,265)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(8,898)	(279,205)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	19,752	(6,351)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	956,235	781,048

CASH & CASH EQUIVALENTS, ENDING BALANCE	$967,089	$495,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$45,799	$47,136
Income taxes paid	$(14,723)	$143

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

The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for 2010. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of June 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,281,009 and $2,977,443 as of June 30, 2013 and December 31, 2012, including net losses of $336,008 and $361,072 for the six months ended June 30, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,720,518 and $3,409,603 at June 30, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of June 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c)

Additional advances from related companies and affiliates Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company is anticipated to provide up to $790,000 (equivalent to RMB 5 million) of capital to support operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $25,647 for the six-month period ended June 30, 2013 to the Company to finance its operations.

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

6. Reverse Merger

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation (“Certron”), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation (“Cybrdi – Maryland”) relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi - Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Carton’s common stock, and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi, Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

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

7. Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE B – ASSETS

The June 30, 2013 consolidated balance sheet included total current assets of $1,885,628 and non-current assets of $8,799,505. Of these amounts, $967,089 in cash and equivalents is planned for funding current operations and for future business expansion.

Current assets also included accounts receivable, inventories, other receivables and prepaid expenses, and advance to suppliers. Inventories are mainly finished goods. Other components of inventories include raw materials and housing inventories. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipment, motor vehicles, leasehold improvement and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,975,885 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of June 30, 2013, construction-in-progress of $4.45 million and land use rights of $3.19 million of SD Chaoying was collateralized under a short-term loan from Changle Rural Credit Union. For the $3.19 million land use rights, $2.56 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.63 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C – LIABILITIES

As of June 30, 2013, the balance sheet included total liabilities of $6,469,717, which consisted of current liabilities of $5,606,146 and construction payable of $863,571. Included in the current liabilities was a short-term loan of $1,537,043 (equivalent to RMB 9.5 million) from Changle Rural Credit Union, which is a bank located in Shandong Province of the PRC. On September 4, 2012, the Company renewed this short-term loan. The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of June 30, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.19 million (equivalent to RMB 19.75 million) and $4.45 million (equivalent to RMB27.49 million) as of June 30, 2013, respectively. For the $3.19 million land use rights, $2.56 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $161,794 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 12, 2014 with an interest rate at 2% per month. Also included in the current liabilities was $2,235,852 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Carton’s common stock to the Cybrdi shareholders. As of June 30, 2013 and December 31, 2012, the Company had 120,225,323 shares issued and outstanding, respectively.

As of June 30, 2013, the balance sheet included total equity of $4,215,416, of which $1,147,059 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the six months ended June 30, 2013 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were $142 and $0 of PRC current income taxes accrued for the six-months ended June 30, 2013 in SD Chaoying and Chaoying Biotech, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

There are no material pending legal proceedings to which the Company is a party. The Company was notified by a letter dated June 2, 2000 received June 6, 2000 stated that the Company may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. The Company was given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, the Company received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. The Company is waiting for communication from the government concerning payment of the final settlement. As of June 30, 2013, the Company had not received further correspondences from the EPA regarding this matter.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 66 units had been sold as of June 30, 2013.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $6.9 million in the construction. We are planning to include a casino but the casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino, and there can be no assurance we will receive such approval. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates. In 2012, we sold 8 units for $268,582 in revenue from the sale of residential units. No unit was sold during the six months ended June 30, 2013.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales increased by $26,320 to $138,727 for the three months ended June 30, 2013 from $112,407 for the three months ended June 30, 2012, an increase of 23.4% .

Tissue Chip & Kit Products: Net sales increased by $26,320 to $138,727 for the three months ended June 30, 2013 as compared to $112,407 for the three months ended June 30, 2012, an increase of 23.4% . The increase in net sales of tissue chip & kit product was primarily due to new customers and more orders placed in the PRC. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives, which are under common control by a non-affiliated person.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing unit during the second quarter of 2013, while we recognized sales revenue aggregating to $268,582, for 8 units sold during the year ended December 31, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the three months ended June 30, 2013 and 2012. Costs related to operating commercial rentals amounted to $4,566 and $16,414 for the three months ended June 30, 2013 and 2012, respectively.

7

Gross Margin

Gross margin as a percentage of sales increased to 36% for the three months ended June 30, 2013 from 27% for the three months ended June 30, 2012.

Gross margin of tissue chip & kit products segment decreased from 42% to 39% from second quarter of 2012 to second quarter of 2013. There were no sale and cost incurred for housing segment in second quarter of both 2013 and 2012.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $4,566 and $16,414 was recorded at the commercial rental segment for the three months ended June 30, 2013 and 2012, respectively.

Operating Expenses

The Company’s operating expenses increased by $29,098 to $171,901 for the three months ended June 30, 2013 from $142,803 for the three months ended June 30, 2012, an increase of 20.4% . The increased item of operating expense was primarily the increase of other general and administration expense by $71,959 from $35,526 for the three months ended June 30, 2012 to $107,485 for the three months ended June 30, 2013.The decreased item of operating expenses was primarily the decrease of depreciation and amortization expenses by $30,570 from $36,561 for the three months ended June 30, 2012 to $5,991 for the three months ended June 30, 2013.

Other Expense

Net other expenses decreased by $7,640 to $34,996 for the three months ended June 30, 2013, a 18% decrease, from $42,636 for the three months ended June 30, 2012. The decrease of other expenses was mainly due to the fact that the Company earned the investment income from purchased money funds, amounting to $24,036.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the three months ended June 30, 2013, and 2012, since there was no taxable income during these periods. There was $142 of PRC current income taxes accrued for the three months ended June 30, 2013 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $383, or 0.3%, from $124,868 for the three months ended June 30, 2012 to $125,251 for the three months ended June 30, 2013.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 and 2012

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $64,638 to $289,879 for the six months ended June 30, 2013 from $354,517 for the six months ended June 30, 2012, a decrease of 18.23% .

Tissue Chip & Kit Products: Net sales increased by $77,562 to $289,879 for the six months ended June 30, 2013 as compared to $212,317 for the six months ended June 30, 2012, an increase of 36.5% . The increase in net sales of tissue chip & kit product was primarily due to new customers and more orders placed in PRC. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing unit during the half year of 2013, while we recognized sales revenue aggregating to $268,582, for 8 units sold during the year ended December 31, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the half years ended June 30, 2013 and June 30, 2012. Costs related to operating commercial rentals amounted to $21,262 and $32,880 for the half year ended June 30, 2013 and 2012, respectively.

Gross Margin

Gross margin as a percentage of sales increased to 29.4% for the six months ended June 30, 2013 from 15.2% for the six months ended June 30, 2012.

Gross margin of the housing segment decreased by 100% since there were no sales of housing units in the half year of 2013, while gross margin of tissue chip & kit products segment increased from 32% for the six months ended June 30, 2012 to 37% for the six months ended June 30, 2013. Gross profit of the housing segment was $18,894 for the six month ended June 30, 2012, attributable to the sale of 5 residential housing units in the half year of 2012.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $21,262 and $32,880 was recorded at the commercial rental segment for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses

The Company’s operating expenses increased by $37,650 to $337,774 for the six months ended June 30, 2013 from $300,124 for the six months ended June 30, 2012, an increase of 12.5% . The increased item of operating expense was primarily the increase of other general and administration expense by $86,853 from $54,854 for the six months ended June 30, 2012 to $141,707 for the six months ended June 30, 2013.The decreased item of operating expenses was primarily the decrease of estimates of loss contingency by $27,214 from $0 for the six months ended June 30, 2012 to $27,214 for the six months ended June 30, 2013.

Other Expense

Net other expenses decreased by $31,451 to $83,232 for the six months ended June 30, 2013, a 27% decrease, from $114,683 for the six months ended June 30, 2012. The decrease of other expenses was mainly due to the fact that the Company earned the investment income from purchased money funds, amounting to $24,036.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the six months ended June 30, 2013, and 2012, since there was no taxable income during these periods. There was $284 of PRC current income taxes accrued for the six months ended June 30, 2013 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $25,064, or 6.9%, from $292,747 for the six months ended June 30, 2012 to $303,566 for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $310,915 from $(3,409,603) as of December 31, 2012 to $(3,720,518) as of June 30, 2013. The increase was primarily due to a decrease of $26,239 in other receivable (net) and prepaid expenses from $92,647 as of December 31, 2012 to $66,408 as of June 30, 2013; and an increase of $770,297 in other payables from $571,099 as of December 31, 2012 to $1,341,396 as of June 30, 2013.

For investing activities, the Company incurred net cash outflow during the six months ended June 30, 2013. The primary reason was due to $8,879 used in purchasing property, plant, and equipment by the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”) and Shaanxi Chao Ying Biotechnology Co., Ltd. during the six months ended June 30, 2013; and there were payments for construction in progress amounting to $2,605 during the half year of 2013.

For financing activities, the Company obtained net proceeds of $24,614 and $108,785 from related parties and shareholders/officers of the Company, respectively, for the six months ended June 30, 2013.

The Company has a short-term loan in the principal amount of $1,537,043 (equivalent to RMB 9.5 million) with Changle Rural Credit Union. On September 4, 2012, the Company renewed this short-term loan with the same amount of $1,537,043 (equivalent to RMB 9.5 million). The term of the renewal loan started from September 4, 2012 with a maturity date of September 2, 2013. The interest rate for the short-term loan was 12% per annum as of June 30, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.2 million (equivalent to RMB 19.75 million) and $4.45 million (equivalent to RMB 27.49 million) as of June 30, 2013, respectively. For the $3.2 million land use rights, $2.57 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. There is no assurance that the loan due September 2, 2013 will be renewed. In the event it is not renewed, the Company will need to obtain financing from another source, of which there can be no assurance.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,281,009 and $2,977,443 as of June 30, 2013 and December 31, 2012, including net losses of $336,008 and $361,072 for the six months ended June 30, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,720,518 and $3,409,603 as of June 30, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of June 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c)

Additional advances from related companies and affiliates: Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company, is anticipated to provide up to $790,000 (equivalent to RMB 5 million) of capital to support our operations. Shaanxi Chaoying Beauty & Cosmetics Group advanced $25,647 for the six-month period ended June 30, 2013 to the Company to finance its operations.

(d)

Increased sales of tissue array products. The Company added new clients in the PRC during the six months ended June 30, 2013 and sales for the six months ended June 30, 2013 increased to $289,879 from $212,317 for the six months ended June 30, 2012. The Company is hopeful that this business will continue to expand.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June,30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of June 30, 2013, the Company had not received further correspondences from the EPA regarding this matter.

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

CYBRDI, INC.

DATE: August 14, 2013	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer