Form 10-Q
period 2013-09-30
Cybrdi, Inc.
filed 2013-11-14
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 OR

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] The number of shares of common stock, no par value per share, outstanding as of November 11, 2013 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2013
INDEX
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$964,767	$956,235
Accounts receivable, net	8,092	493
Inventories	845,691	816,490
Other receivables, net and prepaid expenses	151,055	92,647
Advance to suppliers	4,530	3,127
TOTAL CURRENT ASSETS	1,974,135	1,868,992
PROPERTY, PLANT AND EQUIPMENT, NET	1,183,284	1,189,647
CONSTRUCTION IN PROGRESS	7,046,150	6,831,894
INTANGIBLE ASSETS, NET	632,156	660,975

TOTAL ASSETS	$10,835,725	$10,551,508

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$163,399	$1,664,395
Accounts payable	12,481	3,887
Accrued expenses	783,790	686,439
Deferred revenue	125,967	122,201
Customers deposits	175,610	149,163
Due to related parties	3,919,182	2,071,142
Deferred tax liabilities	10,585	10,269
Other payables	659,865	571,099
TOTAL CURRENT LIABILITIES	5,850,879	5,278,595
CONSTRUCTION PAYABLE	872,136	846,063
TOTAL LIABILITIES	6,723,015	6,124,658

EQUITY

Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(3,372,367)	(2,977,443)
Accumulated other comprehensive income	1,708,945	1,529,967
TOTAL STOCKHOLDERS’ EQUITY	3,159,385	3,375,331
NONCONTROLLING INTEREST	953,325	1,051,519
TOTAL EQUITY	4,112,710	4,426,850

TOTAL LIABILITIES AND EQUITY	$10,835,725	$10,551,508

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Housing	$-	$-	$-	$141,953
Commercial rental - related party	-	-	-	-
Tissue array products	132,941	129,032	422,820	341,596
Total revenue	132,941	129,032	422,820	483,549
Cost of Sales
Housing	-	-	-	123,091
Commercial rental - related party	182	16, 140	21,444	49,235
Tissue array products	96,747	77,895	280,082	222,329
Total cost of sales	96,929	94,035	301,526	394,655

Gross Profit	36,012	34,997	121,294	88,894

Operating Expenses:
Salaries and wages	82,085	51,279	178,048	153,839
Depreciation and amortization	23,992	37,264	63,428	112,272
Estimates of loss contingencies	-	(37,910)	-	(37,910)
Professional fees	11,547	28,529	66,111	66,264
Selling and distribution expenses	1,622	1,370	7,726	4,123
Other general and administrative expenses	7,572	47,305	149,279	129,373
Total Operating Expenses	126,818	127,837	464,592	427,961

Loss from Operations	(90,806)	(92,840)	(343,298)	(339,067)

Other Income (Expense)
Interest expenses	(66,564)	(39,284)	(174,362)	(131,406)
Other income (expense), net	(2,931)	(2,567)	21,635	(25,128)
Total Other Expense, Net	(69,495)	(41,851)	(152,727)	(156,534)

Loss before Income Taxes	(160,301)	(134,691)	(496,025)	(495,601)
Income Tax Expense	(104)	(152)	(388)	(314)
Net loss	(160,405)	(134,843)	(496,413)	(495,915)
Less: Net loss attributable to the non-controlling interests	(37,555)	(20,955)	(101,490)	(89,280)
Net loss attributable to CYBRDI, INC.	(122,850)	(113,888)	(394,923)	(406,635)
Foreign currency translation gain	182,387	62,343	178,978	5,914
Comprehensive income (loss)	$59,537	$(51,545)	$(215,945)	$(400,721)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323	120,225,323	120,225,323

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATINGACTIVITIES	2013	2012
Net loss attributable to Cybidi Inc.	$(394,923)	$(406,635)
Adjustments to reconcile net loss to
Provided by operating activities:
Depreciation and amortization	101,699	186,564
Bad debt expense	6,690	-
Minority interest	(101,490)	(89,280)
(Reversal) Estimates loss from contingencies liabilities	-	(37,910)
Changes in Operating Assets and Liabilities:
Accounts receivable	(7,189)	(12,299)
Inventories	(4,010)	101,427
Other receivable and prepaid expenses	(63,144)	242
Accounts payable and other current liabilities	184,580	142,364
Deferred revenue	-	10,360
Customer deposits	21,684	(97,628)
Net Cash used in Operating Activities	(256,103)	(202,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	-	(3,159)
Purchase of property, plant, and equipment	(10,185)	(8,151)
Payments for construction in progress	(2,622)	(61,970)
Net Cash used in Investing Activities	(12,807)	(73,280)

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from loans from related companies	49,684	69,502
Proceeds from loan from shareholders/officers	1,738,980	168,060
Repayment of short term from related companies	(1,540,532)	-
Repayment of loan from shareholders/officers	-	(252,734)
Net cash provided by (used in) Financing Activities	248,132	(15,172)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(20,778)	(291,247)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	29,310	1,558
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	956,235	781,048

CASH & CASH EQUIVALENTS, ENDING BALANCE	$964,767	$488,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$106,207
Income taxes paid	$-	$853

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

The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for 2010. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2014 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of September 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

On April 29, 2011, Chaoying Biotech invested $154,732 (equivalent to RMB 1 million) to restore the operation of the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”), a wholly-owned subsidiary established on July 31, 2003, whose main business includes pathology research and consulting, diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Chaoying Biotech has been its sole shareholder, but withdrew the original investment from IOSCCP in September 2007 as we believed that both internal and external conditions of IOSCCP were not mature at that time. We reevaluated the potential benefits and new business opportunities and we resumed its business and reinvested $154,732 (equivalent to RMB 1 million) in April 2011.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,372,367 and $2,977,443 as of September 30, 2013 and December 31, 2012, including net losses of $496,413 and $495,915 for the nine months ended September 30, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,876,744 and $3,409,603 at September 30, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

6. Reverse Merger

On February 10, 2005, (the "Closing Date") the Company closed on an Agreement and Plan of Merger (the "Agreement") among Certron Corporation (“Certron”), a California corporation, Certron Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Certron ("Acquisition Sub"), and Cybrdi, Inc., a Maryland corporation (“Cybrdi – Maryland”) relating to the acquisition by Certron of all of the issued and outstanding capital stock of Cybrdi -Maryland in exchange for shares of common stock of Certron that will aggregate approximately 93.8% of the issued and outstanding common stock of Certron. Pursuant to the terms of the Agreement, at the Closing Date (a) Acquisition Sub has been merged with and into Cybrdi - Maryland, with Cybrdi -Maryland being the surviving corporation, (b) the common stock of Cybrdi-Maryland has been cancelled and converted into the right to receive shares of the common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of the Carton’s common stock, and (c) each share of the common stock of Acquisition Sub has been converted in to and become one share of the common stock of Cybrdi-Maryland. The share exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Cybrdi, Inc. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of Cybrdi, Inc.

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

NOTE B – ASSETS

The September 30, 2013 consolidated balance sheet included total current assets of $1,974,135 and non-current assets of $8,861,590. Of these amounts, $964,767 in cash and equivalents is planned for funding current operations and for future business expansion.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipment, motor vehicles, leasehold improvement and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $7,046,150 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. For the $3.23 million land use rights, $2.6 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.63 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent expired on April 30, 2013 , which is being amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C – LIABILITIES

As of September 30, 2013, the balance sheet included total liabilities of $6,723,015, which consisted of current liabilities of $5,850,879 and construction payable of $872,136. Included in the current liabilities was a short-term loan of $163,399 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 12, 2014 with an interest rate at 2% per month. Also included in the current liabilities was $3,919,182 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Carton’s common stock to the Cybrdi shareholders. As of September 30, 2013 and December 31, 2012, the Company had 120,225,323 shares issued and outstanding, respectively.

As of September 30, 2013, the balance sheet included total equity of $4,112,710, of which $953,325 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

As of September 30, 2012, the balance sheet included total equity of $4,112,710, of which $953,325 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying. As of September 30, 2012, the balance sheet included total equity of $4,606,147, of which $1,091,375 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the nine months ended September 30, 2013 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were $388 and $0 of PRC current income taxes accrued for the nine months ended September 30, 2013 in SD Chaoying and Chaoying Biotech, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

During the nine months ended September 30, 2013, there were no material developments in any previously reported litigation.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 66 units had been sold as of September 30, 2013.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $7 million in the construction. We are planning to include a casino but the casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino, and there can be no assurance we will receive such approval. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates. No unit was sold during the nine months ended September 30, 2013.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales increased by $3,909 to $132,941 for the three months ended September 30, 2013 from $129,032 for the three months ended September 30, 2012, an increase of 3%.

Tissue Chip & Kit Products: Net sales increased by $3,909 to $132,941 for the three months ended September 30, 2013 as compared to $129,032 for the three months ended September 30, 2012, an increase of 3%. The increase in net sales of tissue chip & kit product was primarily due to new customers and more orders placed in the PRC. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives, which are under common control by a non-affiliated person.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing units for the three months ended September 30, 2013, while we recognized sales revenue aggregating to $268,582, for 8 units sold during the year ended December 31, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the three months ended September 30, 2013 and 2012, respectively. Costs related to operating commercial rentals amounted to $182 and $16,140 for the three months ended September 30, 2013 and 2012, respectively.

Gross Margin

Gross margin as a percentage of sales are 27% for the three months ended September 30, 2013 and the three months ended September 30, 2012.

Gross margin of tissue chip & kit products segment decreased from 40% to 27% from third quarter of 2012 to third quarter of 2013. There were no sale and cost incurred for housing segment in third quarter of both 2013 and 2012.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $182 and $16,140 was recorded at the commercial rental segment for the three months ended September 30, 2013 and 2012, respectively.

Operating Expenses

The Company’s operating expenses decreased by $1,019 to $126,818 for the three months ended September 30, 2013 from $127,837 for the three months ended September 30, 2012, and decrease of 0.8%.

Other Expense

Net other expenses increased by $27,644 to $69,495 for the three months ended September 30, 2013, a 66% increase, from $41,851 for the three months ended September 30, 2012. The increase of other expenses was mainly due to the fact that the Company earned the investment income from purchased money funds, amounting to $24,324.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the three months ended September 30, 2013, and 2012, since there was no taxable income during these periods. There was $104 of PRC current income taxes accrued for the three months ended September 30, 2013 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $22,556, or 20%, from $113,888 for the three months ended September 30, 2012 to $91,332 for the three months ended September 30, 2013.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $60,729 to $422,820 for the nine months ended September 30, 2013 from $483,549 for the nine months ended September 30, 2012, a decrease of 13%. The decrease was mainly due to no sales of housing units in the nine months ended September 30, 2013.Tissue Chip & Kit Products: Net sales increased by $81,224 to $422,820 for the nine months ended September 30, 2013 as compared to $341,596 for the nine months ended September 30, 2012, an increase of 24% . The increase in net sales of tissue chip & kit product was primarily due to new customers and more orders placed in PRC. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing units for the nine months ended September 30, 2013, while we recognized sales revenue aggregating to $141,953, for 8 units sold during the nine months ended September 30, 2012. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for nine months ended September 30, 2013 and 2012, respectively. Costs related to operating commercial rentals amounted to $21,444 and $49,235 for the nine months ended September 30, 2013 and 2012, respectively.

Gross Margin

Gross margin as a percentage of sales increased to 29% for the nine months ended September 30, 2013 from 18% for the nine months ended September 30, 2012.

Gross margin of the housing segment decreased by 100% since there were no sales of housing units for the nine months ended September 30, 2013, while gross margin of tissue chip & kit products segment decreased from 35% for the nine months ended September 30, 2012 to 34% for the nine months ended September 30, 2013. Gross profit of the housing segment was $0 for the nine months ended September 30, 2013 and $18,862 for the nine months ended September 30, 2012, attributable to the sale of 5 residential housing units in the third quarter of 2012.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $21,444 and $49,235 was recorded at the commercial rental segment for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

The Company’s operating expenses increased by $36,631 to $464,592 for the nine months ended September 30, 2013 from $427,961 for the nine months ended September 30, 2012, an increase of 9%. The increase of operating expenses was primarily due to the decrease of estimates of loss contingency by $37,910 from $0 for the nine months ended September 30, 2012 to $37,910 for the nine months ended September 30, 2013.

Other Expense

Net other expenses decreased by $3,807 or 2% to $152,727 for the nine months ended September 30, 2013, from $156,534 for the nine months ended September 30, 2012. The decrease of other expenses was mainly due to the fact that the Company earned the investment income from purchased money funds and collected back the finance product with interest income, total amounting to $48,648, and business taxes expense decreased $33,399.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the nine months ended September 30, 2013, and 2012, since there was no taxable income during these periods. There was $388 of PRC current income taxes accrued for the nine months ended September 30, 2013 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $11,712, or 3%, from $406,635 for the nine months ended September 30, 2012 to $394,923 for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $467,141 from $(3,409,603) as of December 31, 2012 to $(3,876,744) as of September 30, 2013. The increase was primarily due to a total increase of $186,117 in accrued expenses and other payables.

For investing activities, the Company incurred net cash outflow during the nine months ended September 30, 2013. The primary reason was due to $10,185 used in purchasing property, plant, and equipment by the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”) and Shaanxi Chao Ying Biotechnology Co., Ltd. during the nine months ended June 30, 2013 and there were payments for construction in progress amounting to $2,622 during the third quarter of 2013.

For financing activities, the Company obtained net proceeds of $49,684 and $1,685,870 from related parties and shareholders/officers of the Company, respectively, for the nine months ended September 30, 2013.And the company also repaid $1,540,532 for short-term loan.

The Company repaid one short-term loan in the principal amount of $1,540,532 (equivalent to RMB 9.5 million) with Changle Rural Credit Union on September 5, 2013.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,372,367 and $2,977,443 as of September 30, 2013 and December 31, 2012, including net losses of $496,413 and $495,915 for the nine months ended September 30, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $3,876,744 and $3,409,603 as of September 30, 2013 and December 31, 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c)

Increased sales of tissue array products. The Company added new clients in the PRC during the nine months ended September 30, 2013 and sales for the nine months ended September 30, 2013 increased to $422,820 from $341,596 for the nine months ended September 30, 2012. The Company is hopeful that this business will continue to expand.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September,30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of September 30, 2013, the Company had not received further correspondences from the EPA regarding this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description
Number
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Exhibit

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBRDI, INC.

DATE: November 14, 2013	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer