Form 10-K
period 2013-12-31
Cybrdi, Inc.
filed 2014-04-15
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Yes [   ]                            No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 29, 2014, the Company had 120,225,323 shares of Common Stock, without par value, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of June 30, 2013 was approximately $350,964 based on a closing bid price of $0.01 at June 30, 2013 and a total of 35,096,404 shares held by non-affiliates.

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, conversion at year-end exchange rates of US$1.00 to RMB 6.1122 for assets and liabilities, and average rate of US$1.00 to RMB 6.1943 for revenue and expenses in year 2013. There is no assurance that RMB amounts could be converted into US dollars at that rate. Please see Note 3 “Summary of Significant Accounting Policy Item (l) for Foreign Currency Translation” of the accompanying financial statements.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with the Chinese Partner to acquire 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd (“SD Chaoying”) from the Chinese Partner for RMB 15 million. SD Chaoying is a corporation organized in the Shandong province of P.R.China. On September 5, 2007, Shandong MOFCOM approved this acquisition and ownership of SD Chaoying was transferred to Chaoying Biotech from the Chinese Partner. The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for the year then ended. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2014 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of December 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

BUSINESS OVERVIEW

Cybrdi is a holding company incorporated with 80% equity in Chaoying Biotech, which is engaged in biotechnology manufacturing, and research and development. Through Chaoying Biotech, Cybrdi controls SD Chaoying, a cultural and entertainment company.

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

Specifically, our products and services include:

TISSUE MICROARRAYS (“TMAs”): TMA technology can survey hundreds or even thousands of clinical specimens in a single experiment utilizing common probes, including DNA, RNA, peptide, protein and antibody probes. This is an efficient, in vivo approach for the validation of gene discoveries and identification of potential molecules for diagnosis and therapy. TMA chips can be broadly applied in both basic and clinical research conducted by the academic, medical, pharmaceutical and biogenetic research communities. We currently offer a wide variety of tissue array products and services on the commercial market, including approximately (at present) 234 different disease and 98 different organ typesof both human and animal varieties. These tissues are prepared in a variety of array panels of differing formats and tissue densities to service the full range of scientific research interests. New products are being added on a monthly basis per customer demands.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company which we plan to include a casino, if we obtain a special license for casino gambling. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meters of land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons and body buildup gyms, the Square will become a local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters) and two of them had been completed. Of 74 total units, no residential units were sold in 2013 and eight units were sold in 2012 for $268,582.

The total cost for the construction is estimated to be $8.2 million. At present, SD Chaoying has invested approximately $6.6 million in the construction. We intend to build a casino and engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino. There can be no assurance we will obtain such approval. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

MARKETING

Marketing strategy in ShaanXi,Chaoying: By leveraging existing hospital relationships and Shaanxi Chaoying's marketing channels, we have marketed TMA products, medical care products and other services within the Chinese market. There are two primary regions in China where we focus our marketing: the northern provinces which include the cities of Beijing, Tianjing and Hebei Province, and the eastern provinces which include the cities of Shanghai, Jiangsu , Guangdong, Fujian, Shaanxi, Hunan, Hubei, Zhejiang Province and Shandong Province. Our domestic sales accounted for approximately 27% of our total sales of ChaoYing Biotech in the fiscal year of 2013. Since 2010, our sole domestic sales representative in China has been Xi’an AiLiNa Biotechnology Co., Ltd,, and the only overseas sales representative has been US BioMax, Inc. We mainly distribute our products through these two sales representatives, which are controlled by the same individual, an unrelated party.

Marketing strategy in Shandong Chaoying: We have sold 66 residential units of 74 residential housing units, but none in 2013, and have begun to rent space to merchants for the culture and entertainment center are also under way. Shandong Chaoying’s main focus in 2014 will be to lease the culture and entertainment center to merchant and commercial tenants and commence the operation.

International Marking Strategy: By leveraging our know-how and current infrastructure of our operations in China, we attempt to expand our international distribution network. With the comparatively low cost for our products and services and our patented technology, we have a competitive advantage in the international market. In 2001, we set up Cybrdi Maryland to develop our business in the United States. The expansion of our business in the international arena came on March 10, 2007, when we entered into a Sales Agent Agreement with US BioMax, Inc., a re-seller located in the United States. Under the Sales Agent Agreement, US BioMax, Inc. acts as our exclusive agent dealing with the distribution of our products and services in all countries and regions except the P.R.China mainland. We expect our business in the international market will continue to grow through the efforts of US BioMax, Inc.. US BioMax, Inc. has played an important role in introducing us to the leading pharmaceutical companies and institutes outside of China. Through US BioMax, Inc., we have gradually built up our sales channels in the United States, Canada, Germany, Italy, Belgium, Japan and Taiwan. In the fiscal years of 2013 and 2012, US BioMax, Inc. accounted for about 73% and 57% of our sales revenue, respectively, which also represents our export sales.

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

As of December 31, 2013, we had 47 full-time employees, with 37 employees at Chaoying Biotech, 5 employees at IOSCCP, and 5 employees at SD Chaoying. All of the Company’s employees are engaged full-time.

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

RELIANCE ON SINGLE CUSTOMER

In 2013, we generated 72.6% of our revenue of tissue array from sales to a single customer. Should this customer face financial difficulty, refuse to pay our invoices as they become due or direct their business to a competitor, our business operations will suffer a material adverse effect.

RELIANCE ON SINGLE VENDOR

In 2013, we obtained 78.6% of our raw materials from two suppliers. Should these suppliers face financial difficulty or refuse to do business with us or have difficulty fulfilling our orders, our business operations will suffer a material adverse effect.

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

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Shandong Administration for Civil Affairs. They have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. And no casino license has been issued to date and there is no assurance that such a license will be issued. These authorities may, among other things, refuse to issue or revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. This would have a material adverse effect on our business. Furthermore, any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our financial condition, results of operations or cash flows.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2013. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our operations in the People's Republic of China are located at the Chaoying Workshop, Third Floor, Changyanbu, Private-owned industrial zone, Xi’an City,Shaanxi Province, where we use approximately 18,000 square feet (2,000 square meters) of space. We lease office space from a related party, Shaanxi Chaoying Personal Care Group Co., Inc. We pay $6,458 per month in rent (equivalent to RMB 40,000 per month). We have renewed the lease agreement to December 31, 2015. We believe that this arrangement is comparable to what we would pay had we leased similar space from a non-affiliated entity. The facility is sufficient for our current operations. Should our operations expand and we need to locate additional rental properties, we do not anticipate any problem in securing additional leased space.

In connection with our entertainment facility, as discussed previously, we purchased 33,333 square meters land, in Changle County, Weifang, Shandong Province. SD Chaoying is building a 19,145 square meters entertainment, culture, casino and lodging facilities, and another 14,188 square meters residential buildings.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party. We received a notice on June 6, 2000 to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of and subsequent to December 31, 2013, the Company had not received further correspondences from the EPA regarding this matter.

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

YEAR	PERIOD	HIGH	LOW
2013	First Quarter	0.01	0.01
	Second Quarter	0.02	0.01
	Third Quarter	0.02	0.01
	Fourth Quarter	0.02	0.01

2012	First Quarter	0.01	0.00
	Second Quarter	0.01	0.01
	Third Quarter	0.01	0.01
	Fourth Quarter	0.03	0.01

(a) Transfer Agent

Our transfer agent is Securities Transfer Corporation, whose address is 2591 Dallas Parkway, Suite 102, Frisco, Tx. 75034. Their telephone number is 972-963-0012.

(b) Stockholders

As of March 29, 2014, there were approximately 1,317 record holders of our common stock.

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

Use of estimates and assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are periodically reversed and the effects of reversions are reflected in the financial statement in the period they are determined to be necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the moving weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

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

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2013 compared to the fiscal year ended December 31, 2012.

Revenue

Cybrdi generates one category of revenue in 2013, including sales of tissue chip & kits products, and two categories of revenue in 2012, including sales of tissue chip & kits products and residential housing. The total revenue for the fiscal year ended December 31, 2013 was $574,261, a decrease of approximately 26.7% from $783,175 for the fiscal year ended December 31, 2012 mainly due to no sales in residential housing.

Tissue Chip & Kit Product: Net sales increased by $59,668 from $514,593 for the fiscal year ended December 31, 2012 to $574,261 for the fiscal year ended December 31, 2013, a increase of approximately 11.6% . These net sales were generated from our PRC subsidiary, Chaoying Biotech. The increase in net sales of tissue chip & kit product was primarily due to the increase in the domestic sales revenue. Cost of sales increased by $10,836 from $329,089 to $339,925 for the fiscal year ended December 31, 2013, an increase of 3.3%. Since 2010, our sole domestic sales representative in China has become Xi’an AiLiNa Biotechnology Co., Ltd, and the only overseas sales representative has been US BioMax, Inc. We mainly distribute our products through these two sales representatives, which are controlled by the same individual, an unrelated party.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2013 and 2012. Costs related to operating commercial rental amounted to $50,485 and $65,846 for the years ended December 31, 2013 and 2012, respectively.

Gross Margin

Gross margin as a percent of sales was 32.0% and 21.4% for the years ended December 31, 2013 and 2012, respectively. Gross margin of tissue chip & kit products segment increased 4.8% from 36.0% to 40.8% and increased $48,832 $from $185,504 to $234,336 for the fiscal year ended December 31, 2013 from the fiscal year ended December 31, 2012, mainly due to the increase in domestic sales which gross margin is higher than tissue chip sold to the Company’s US distributor.

The commencement of the business in the commercial rental segment has not generated revenue, but incurred costs directly associated with the business. As a result, a loss of $50,485 and 65,846 was recorded at the commercial rental segment for the years ended December 31, 2013 and 2012,, respectively.

Operating Expenses

The Company’s operating expenses increased by $127,166 to $726,176 for the fiscal year ended December 31, 2013 from $599,010 for the fiscal year ended December 31, 2012. This was primarily due to a increase of $53,399 in repair cost from $0 for the fiscal year ended December 31, 2012 to $53,399 for the fiscal year ended December 31, 2013, a increase of $58,923 in entertainment expense from $26,170 for the fiscal year ended December 31, 2012 to $85,093 for the fiscal year ended December 31, 2013.

Other Income and Expense

Net other expenses decreased by $150,822 to $72,212 for the fiscal year ended December 31, 2013, a 67.6% decrease, as compared to $223,034 for the fiscal year ended December 31, 2012. The decrease of other expenses was mainly because the Company confiscated the deposit in an amount of $96,863 from SHILIHEXIN as other income according to the contract terms, that SHILIHEXIN did not perform obligations in a timely basis as constructor for building residential housing based.  In addition the Company recognized the interest expenses from short-term loan to interest expenses, amounting to $220,979.

Income Taxes

The Company had not recorded a provision for U.S. federal income tax for years ended December 31, 2013 and 2012 due to a net operating loss incurred, the company recorded income tax as $2,210 for the fiscal year ended December 31, 2013 and it was not required to accrue income taxes due to the net operation loss for the fiscal year ended December 31, 2013. According to Western Developing Plan of the PRC, Chaoying Biotech enjoys a 50% reduction in preferential policy of EIT, but not less than 15%. As a result, Chaoying Biotech’s effective EIT tax rate has been 15% since 2008. SD Chaoying is subject to the standard EIT rate of 25%. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

Net Loss

As a result of the above factors, our net loss before minority interests decreased $38,893, or 5.9%, from $655,640 for the fiscal year ended December 31, 2012 to $616,747 for the fiscal year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) decreased by $608,538 from $3,409,603 as of December 31, 2012 to $4,018,141 as of December 31, 2013. The decrease was primarily due to an increase in total current liabilities by $709,396 from $5,278,595 as of December 31, 2012 to $5,987,991 as of December 31, 2013, and an increase in total current assets by $100,858 from $1,868,992 as of December 31, 2012 to $1,969,850 as of December 31, 2013. The increase in total current liabilities was primarily the result of an increase of $892,352 in due to related parties, an increase of $123,892 in accrued expenses, an increase of $20,514 in other payables, partially offset by decreases of $355,537 in short-term loan. The increase in total current assets was primarily due to a increase of $813,812 in other receivables, partially offset by a decrease of $752,314 in cash and equivalents.

For investing activities, the Company incurred net cash outflow $72,122during the fiscal year ended December 31, 2013. The Company made payments of $53,610 for construction in progress

For financing activities, the Company obtained net proceeds of $436,108 during the fiscal year ended December 31, 2013, The company received proceeds from loans from related companies of $256,265, proceeds from loans from shareholders/officers of $583,440, partially offset by $403,597 repayment of short term loans of the Company.

The Company had a short-term loan in the principal amount of $1,308,858 (equivalent to RMB 8.0 million) with Changle Rural Credit Unionwhich is a bank located in Shandong Province of the PRC. The loan had a maturity date of September 2, 2013. On November 17, 2013, the Company renewed this short-term loan. The term of the renewal loan started from November 17, 2013 with a maturity date of October 16, 2014. The interest rate for the short-term loan was 12% per annum as of December 31, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.25 million (equivalent to RMB 19.69 million) and $4.65 million (equivalent to RMB27.47 million) as of December 31, 2013, respectively. For the $3.25 million land use rights, $2.62 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization. Additionally, there is another short-term loan of $165,188 (equivalent to RMB1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 12, 2014 with an interest rate at 2% per month. On February 11, 2014, the Company renewed this short-term loan, the term of the renewal loan started from February 11, 2014 with a maturity date of February 10, 2015. The interest rate for the short-term loan was 2% per month as of December 31, 2013. Also included in the current liabilities was $2,963,494 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., and the stockholders who are also the Company's officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficit of $3,525,809 and $2,977,443 as of December 31, 2013 and 2012, including net losses of $548,366 and $529,800 for the years ended December 31, 2013 and 2012, respectively.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.1 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months.

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

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.69 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of December 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Our major shareholders and officers advanced additional $892,352 to the Company in 2013 to finance operations and the costs to maintain the Company’s public status in the U.S. Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company under common control. As of December 31, 2013, advances from Shaanxi Chaoying Beauty & Cosmetics Group amounted to $181,690. In addition, Shaanxi Yanfeng Real Estate Co., Ltd., which is also an affiliate, provided $12,734 to the Company during 2013 for working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “ Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

CURRENCY EXCHANGE FLUCTUATIONS

The net sales, costs and expenses generated by our activities in China are priced in Chinese renminbi. Approximately 99% of our assets are located in China, the remaining less than 1% in assets are located in the United States. Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable; with an exchange rate approximately RMB 8.28 to US$1.00. On July 21, 2005, China announced a revaluation of RMB and reduced its peg to the US dollar. China is planning to move to a managed float against a basket of currencies. The exchange rate has been adjusted to approximately RMB 6.1122 to US$1.00 as of December 31, 2013. The Chinese Renminbi has increased significantly in value as compared to the U.S. dollar. However, there can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 appears after the signature page to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.OTHER INFORMATION.

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

		YEAR OF
NAME AND PRINCIPAL POSITION	AGE	APPOINTMENT
YanBiao Bai, Chairman, CEO and President	53	2003
Yonghong Ren, Treasurer and Chief Operating Officer	38	2011

Below are brief descriptions of the backgrounds and experiences of our current officers and directors:

YanBiaoBai, Chairman, CEO and President

YanBiao Bai graduated from the Second Military Medical University in 1984, receiving a legal qualification certificate. He is an experienced entrepreneur and corporate executive. Since 1999 he has served as Chairman of Shaanxi Chaoying Group, a chain of cosmetic and personal care training schools and franchises located in China. Since 2003, he has served as Chairman of the Board of Directors of Cybrdi, Inc. In 2006 he assumed the role as CEO. Long interested in Chinese traditional and modern medicine, Mr. Bai is working to apply his marketing and management expertise to the emerging biotech field in China, focusing on rapidly marketable products and services. In 2005, Mr. Bai was awarded one of the Shaanxi Province "Outstanding Young Industrialist Award," among other titles and honors. The Board believes that Mr. Bai has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 12 years of experience in the biotech industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Bai is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

YonghongRen, Director, Treasurer & Chief Operating Officer

Mr. Ren joined the Company from Shaanxi Chaoying Beauty and Cosmetic Co, Ltd. Since 2000, Mr. Ren has worked with Chaoying Beauty and Cosmetic Co, Ltd., where he was the general manager since March 2009 and the deputy manager from October 2005 to March 2009. He attended Baoji University of Arts and Science, graduating with a Bachelor degree in Chinese in July 1996. Mr. Ren has served as the Company’s Director, Treasurer and COO since August 19, 2011.. The Board believes that Mr. Ren has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 14 years of experience with the Company and its subsidiary. Mr. Ren is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

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

BOARD COMMITTEES

Our board of directors is currently composed of two directors: Mr. YanBiaoBai and Mr. YonghongRen. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees.

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

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION					BONUS		STOCK AND OPTION AWARD		SECURITIES UNDERLYING OPTIONS		ALL OTHER COMPENSATION
	YEAR		SALARY
Yanbiao Bai, Chairman,CEO and President	2013 2012	$ $	100,000 100,000	$ $	- -	$ $	- -	$ $	- -	$ $	- -
Yonghong Ren, Chief Operating Officer	2013 2012	$ $	4,500 4,500	$ $	- -	$ $	- -	$ $	- -	$ $	- -
Zhiwu Liu, Director	2013 2012	$ $	2,000 2,000	$ $	- -	$ $	- -	$ $	- -	$ $	- -
Yanjun Han, Director	2013 2012	$ $	2,000 2,000	$ $	- -	$ $	- -	$ $	- -	$ $	- -
Shiyu Bai, Director	2013 2012	$ $	2,000 2,000	$ $	- -	$ $	- -	$ $	- -	$ $	- -

EMPLOYMENT AGREEMENTS

There are no written employment agreements with any of the Company's officers.

Mr. Bai serves as our President and Chief Executive Officer and his annual compensation was $100,000 in 2013 and 2012, respectively. Any future increases in his salary must be approved by the Company's board of directors.

No compensation was paid to any director solely in connection with their role as a director in 2013. In 2012, $2,000 annual compensation was paid to each director in connection with their role as a director.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2014 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 29, 2014, there were issued and outstanding 120,225,323 shares of Common Stock. There are no outstanding options or warrants.

		TITLE		PERCENTAGE
NAME OF OFFICER OR		OF	NO. OF	OF
DIRECTOR	TITLE	CLASS	SHARES	OWNERSHIP
YanBiao Bai	Chairman/CEO/Pres	Common	75,594,153(1)	62.88%
Lei Liu	Former Director	Common	6,234,766(2)	5.19%
Xue Bu	Former COO/ Treasurer/Dir	Common	3,300,000(3)	2.74%
All officers, directors, and former director as a group (3 people)		Common	85,128,919	70.81%

(1) Includes shares held by Shaanxi Chaoying Beauty & Cosmetic Group of which Mr. Bai owns 64% and is the president.
(2) Includes 4,370,462 shares issued to Immuno-Oncogenomics, Inc., an affiliated entity of Lei Liu, and 1,864,304 shares owned individually by Lei Liu.
(3) Ms. Bu is the wife of Mr. Bai.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occasionally borrow money from or loan money to our affiliated companies in PRC, our shareholders and officers. These affiliated companies include Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (“Chaoying Cosmetics”) of which our CEO Mr. YanBiaoBai owns 64% of the equity and is president; Shaanxi Yanfeng Real Estate Co., Ltd. (“Shaanxi Yanfeng”) of which Mr. Bai is Chairman; Xi’an Yanfeng Biotechnology Co., Ltd. (“Yanfeng Biotech”) of which Mr. Bai is the Chairman; and TianjingYanfend Real Estate Co., Ltd. (“TianjingYanfend”) of which Mr. Bai is Chairman; and Shaanxi NuoQi Health Food Co., Ltd (“Shaanxi NuoQi”), of which our former Chief Financial and Operating Officer, also Mr. Bai’s wife, Ms. Xue Bu is the Chairman.. The related transactions with these affiliated companies include: Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2013	2012
Advance from officers and shareholders	$1,917,958	$1,120,059
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	409,018	396,284
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	376,297	364,582
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	181,690	114,130
Shaanxi Chaoying Personal Care Group Co., Inc	78,531	76,087
Total due to related parties:	$2,963,494	$2,071,142

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yanfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts due to related parties were unsecured, interest free and due on demand.

Lease agreement

The Company’s subsidiary in the PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2015. The rent payment under this operating lease was $6,458 (equivalent to RMB 40,000) per month.

Total rental expense charged to operations amounted to $77,491 and $70,537 for the years ended December 31, 2013 and 2012, respectively.

Operation of SPA business

In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2013 and 2012. Costs related to operating commercial rental amounted to $50,485 and $65,846 for the years ended December 31, 2013 and 2012, respectively.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2013 and 2012:

Services	2013	2012
Audit Fees	$40,000	$40,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$40,000	$40,000

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
*10.8

Sales Agency Agreement between Shaanxi Chao Ying Biotech Co., Ltd. and US BioMax, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10- QSB for the quarter ended September 30, 2007)

*10.9

Equity Transfer Agreement dated July 26, 2007 by and between Shaanxi Chaoying Personal Care Group Co., Inc. and Shaanxi Chaoying Biotechnology Co., Ltd (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007)

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

Date: April 15, 2014	By: /s/ Yan Biao Bai
By: YanBiaoBai
Title: Chief Executive Officer and
Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND PRINCIPAL POSITION	SIGNATURE	DATE

YanBiaoBai, Chairman, CEO and President	/s/YanBiaoBai	April 15, 2014

YonghongRen, Director, Treasurer & COO	/s/ YonghongRen	April 15, 2014

CYBRDI, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Cybrdi, Inc.

We have audited the accompanying consolidated balance sheets of Cybrdi, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybrdi, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the consolidated financial statements, the Company has incurred recurring losses, accumulated deficit, and working capital deficit at December 31, 2013 and 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
April 15, 2014

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and equivalents	$203,921	$956,235
Accounts receivable, net	6,409	493
Inventories	848,525	816,490
Other receivables, net and prepaid expenses	906,459	92,647
Advance to suppliers	4,536	3,127
TOTAL CURRENT ASSETS	1,969,850	1,868,992
PROPERTY, PLANT AND EQUIPMENT, NET	1,144,781	1,189,647
CONSTRUCTION IN PROGRESS	6,609,918	6,831,894
INTANGIBLE ASSETS, NET	628,193	660,975
TOTAL ASSETS	$10,352,742	$10,551,508

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loan	$1,308,858	$1,664,395
Accounts payable	11,903	3,887
Accrued expenses	810,331	686,439
Deferred revenue	126,128	122,201
Advance from Customer	165,066	149,163
Due to related parties	2,963,494	2,071,142
Deferred tax liabilities	10,598	10,269
Other payables	591,613	571,099
TOTAL CURRENT LIABILITIES	5,987,991	5,278,595
CONSTRUCTION PAYABLE	376,297	846,063
TOTAL LIABILITIES	6,364,288	6,124,658

EQUITY
Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(3,525,809)	(2,977,443)
Accumulated other comprehensive income	1,656,723	1,529,967
TOTAL STOCKHOLDERS’ EQUITY	2,953,721	3,375,331
NONCONTROLLING INTEREST	1,034,733	1,051,519
TOTAL EQUITY	3,988,454	4,426,850

TOTAL LIABILITIES AND EQUITY	$10,352,742	$10,551,508

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	For the Fiscal Years Ended December 31,
	2013	2012
Revenue
Housing	$-	$268,582
Commercial rental - related party	-	-
Tissue array products	574,261	514,593
Total revenue	574,261	783,175
Cost of Sales
Housing	-	220,980
Commercial rental - related party	50,485	65,846
Tissue array products	339,925	329,089
Total cost of sales	390,410	615,915

Gross Profit	183,851	167,260

Operating Expenses:
Salaries and wages	228,526	233,124
Depreciation and amortization	121,954	149,925
Bad debt expense	2,895	330
(Reversal) Estimates of loss contingencies	-	(38,025)
Professional fees	74,924	77,408
Selling and distribution expenses	9,097	6,654
Other general and administrative expenses	288,780	169,594
Total Operating Expenses	726,176	599,010

Loss from Operations	(542,325)	(431,750)

Other Income/(Expense)
Interest expenses	(220,979)	(194,592)
Other income (expense), net	148,767	(28,442)
Total Other Expense, Net	(72,212)	(223,034)

Loss before Income Taxes	(614,537)	(654,784)
Income Tax Expense	(2,210)	(856)
Net loss	(616,747)	(655,640)
Less: Net loss attributable to the non-controlling interests	(68,381)	(125,840)
Net loss attributable to CYBRDI, INC.	(548,366)	(529,800)
Foreign currency translation gain / (loss)	126,756	(10,362)
Comprehensive loss	$(421,610)	$(540,162)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Audited)

	Common Stockholders
						Accumulated	Total
			Additional			Other	Common
	Common Stocks		paid-in	Reserve	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	capital	Fund	Deficit	Income	Equity	Interests	Equity

Balance as of December 31, 2010	65,756,567	$3,877,864	$-	$336,885	$(1,847,882)	$1,287,737	$3,654,604	$1,320,048	$4,974,652
Net loss	-	-	-	-	(599,761)	-	(599,761)	(139,392)	(739,153)
Debt conversion to equity	54,468,756	435,750	172,308	-	-	-	608,058	-	608,058
Net change in foreign currency translation adjustment	-	-	-	-	-	252,592	252,592	(1)	252,591
Balance as of December 31, 2011	120,225,323	4,313,614	172,308	336,885	(2,447,643)	1,540,329	3,915,493	1,180,655	5,096,148
Net loss	-	-	-	-	(529,800)	-	(529,800)	(125,840)	(655,640)
Net change in foreign currency translation adjustment	-	-	-	-	-	(10,362)	(10,362)	(3,296)	(13,658)
Balance as of December 31, 2012	120,225,323	4,313,614	172,308	336,885	(2,977,443)	1,529,967	3,375,331	1,051,519	4,426,850
Net loss	-	-	-	-	(548,366)	-	(548,366)	(68,381)	(616,747)
Net change in foreign currency translation adjustment	-	-	-	-	-	126,756	126,756	51,595	178,351
Balance as of December 31, 2013	120,225,323	$4,313,614	$172,308	$336,885	$(3,525,809)	$1,656,723	$2,953,721	$1,034,733	$3,988,454

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Fiscal Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Cybrdi Inc.	$(548,366)	$(529,800)
Adjustments to reconcile net loss to
Provided by operating activities:
Depreciation and amortization	148,017	248,705
Bad debt expense	2,895	330
Minority interest	(68,381)	(125,840)
(Reversal) Estimates of loss contingencies	-	(38,025)
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,720)	(823)
Inventories	(5,721)	233,984
Other receivable and prepaid expenses	(808,373)	(20,021)
Accounts payable and other current liabilities	134,040	236,870
Deferred revenue	-	19,601
Advance from Customer	10,963	(74,746)
Net Cash used in Operating Activities	(1,136,646)	(49,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	(5,790)	79,219
Purchase of property, plant, and equipment	(12,722)	(11,573)
Payments for construction in progress	(53,610)	(65,050)
Net Cash provided by/(used in) Investing Activities	(72,122)	2,596

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	256,265	88,726
Proceeds from loan from shareholders/officers	583,440	135,362
Repayment of short term loans	(403,597)	-
Net cash provided by Financing Activities	436,108	224,088

NET DECREASE IN CASH & CASH EQUIVALENTS	(772,660)	176,919
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	20,346	(1,732)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	956,235	781,048

CASH & CASH EQUIVALENTS, ENDING BALANCE	$203,921	$956,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$146,620	$160,668
Income taxes paid	$545	$997

NONCASH INVESTING TRANSACTIONS
Constructions in process incurred by accrued construction payable	$496,953	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In November 2004, the Company, formed a wholly-owned subsidiary Certron Acquisition Corp., a Maryland corporation ("Acquisition Sub") to acquire all the ownership interest in Cybrdi, Inc., a privately held company incorporated in the State of Maryland ("Cybrdi Maryland"). The Company acquired Cybrdi Maryland in exchange for 47,328,263 shares of common stock in a merger transaction. As a result of the merger, the former shareholders of Cybrdi Maryland acquired approximately 93.8% of the outstanding shares of the Company’s common stock. As a result of the ownership interests of the former shareholders of Cybrdi Maryland, for financial statement reporting purposes, the transaction was treated as a reverse acquisition, with Cybrdi Maryland deemed the accounting acquirer and Certron Corporation deemed the accounting acquiree. Historical information of the surviving company is that of Cybrdi Maryland.

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

On July 26, 2007, Chaoying Biotech entered into an acquisition agreement with its Chinese partner, which is a principal shareholder of the company, Mr. Bai, the Company’s chief executive officer and a director is also a principal of its Chinese partner On July 28, 2007, Chaoying Biotech invested RMB15 millions (equivalent to US$2,454,108) to acquire an 83.33% equity ownership of Shandong Chaoying Culture and Entertainment Co., Ltd. (“SD Chaoying”) from its Chinese partner, SD Chaoying is a corporation organized in Shandong Province P.R.China. On September 5, 2007, Shandong Commercial government had approved this acquisition and the ownership title of SD Chaoying had been transferred to Chaoying Biotech from its Chinese partner. The future business of SD Chaoying will primarily focus on culture and entertainment, including spa activities, cosmetic and personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging, etc. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing for the year then ended. The main structure of the commercial entertainment center has also been completed, except for the exterior, rooftop, the surrounding supporting projects and the community landscaping, which are expected to be completed in 2014 prior to the commencement of operations by merchant tenants.

On March 10, 2007 the Company entered into a Sales Agency Agreement with US BioMax, Inc., a reseller located in USA. In addition, the Company terminated its branch office in USA to reduce the general and administrative costs of Cybrdi Maryland in October 2007.

On April 29, 2011, Chaoying Biotech invested $163,607 (equivalent to RMB 1 million) to restore the operation of the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”), a wholly-owned subsidiary established on July 31, 2003, whose main business includes pathology research and consulting, consulting and diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Its sole shareholder has been Chaoying Biotech. However, Chaoying Biotech withdrew the original investment from IOSCCP in September 2007 as we believed that both internal and external conditions of IOSCCP were not mature at that time. In light of foreseeable benefits and new business opportunities for this entity, we resumed its business and re-invested $163,607 (equivalent to RMB 1 million) in it in April 2011.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,525,809 and $2,977,443 as of December 31, 2013 and 2012, respectively, including net losses of $548,366 and $529,800 for the years ended December 31, 2013 and 2012, respectively. In addition, current liabilities exceeded current assets by $4,018,141 and $3,409,603 at December 31, 2013 and 2012, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.1 million (equivalent to RMB19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a) Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.5 million. However, there is no assurance when such sales will occur.

(b) Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.69 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of December 31, 2013, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

(c) Additional advances from related companies and affiliates: Our major shareholders and officers advanced additional $892,352 to the Company in 2013 to finance operations and the costs to maintain the Company’s public status in the U.S. Shaanxi Chaoying Beauty & Cosmetics Group, which is an affiliate of the Company under common control, is anticipated to provide up to $67,560 of working capital to support operational use. As of December 31, 2013, advances from Shaanxi Chaoying Beauty & Cosmetics Group amounted to $181,690. In addition, Shaanxi Yanfeng Real Estate Co., Ltd., which is also an affiliate, provided $12,734 to the Company during 2013 for working capital.

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

(a)Principle of consolidation

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

(b)Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(c)Reclassifications

Certain amounts reflected in the consolidated financial statements for the fiscal year ended December 31, 2012 have been reclassified to conform to the presentation for the fiscal year ended December 31, 2013.

(d)Cash and cash equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e)Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the moving weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(f)Property, plant and equipment

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

For the years ended December 31, 2013 and 2012, the Company had not recognized any impairment for property, plant and equipment.

(g)Construction in progress

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

For the years ended December 31, 2013 and 2012, the Company had not recognized any impairment for construction in progress.

(h)Accounts and other receivables

Accounts and other receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

(i)Research and development costs

Research and development costs are charged to operations when incurred and are included in operating expenses.

(j)Advertising costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $1,744 and $1,141 for the years ended December 31, 2013 and 2012, respectively.

(k)Fair value measurements

The carrying amounts of cash and equivalents, accounts receivable, inventories, loan to unaffiliated company, other receivables and prepaid expenses, accounts payable, accrued expenses, other payables, customers deposit , loan from related company and amounts due to shareholders/officers approximate fair value due to the short-term maturities of the assets and liabilities.

(l)Revenue recognition

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

(m)Foreign currency translation

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

(n)Income taxes

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

(o)Comprehensive income (loss)

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

(p)Intangible assets

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

For the years ended December 31, 2013 and 2012, the Company had not recognized any impairment for intangible assets.

(q)Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, “ Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

5. INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2013	2012
Raw materials	$6,932	$2,546
Finished goods	284,675	272,983
Housing inventory	556,918	540,961
Total	$848,525	$816,490

6. OTHER RECEIVABLE, NET AND PREPAID EXPENSE

Other receivables, net and prepaid expense consisted of the following:

	As of December 31,
	2013	2012
Advances to Employee	$781,273	$12,253
Deposits	-	26,947
Other	132,276	60,316
Subtotal	913,548	99,516
Less: Allowance for doubtful account	(7,090)	(6,869)
	$906,459	$92,647

The increase of $813,812 or 878% is mainly attributable to advances to employee, which were with assignment for related work.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2013	2012
Buildings	$1,035,894	1,003,644
Machinery and equipments	754,152	721,416
Motor vehicles	351,695	340,746
Office equipments	94,292	88,122
Leasehold improvement	314,620	304,826
Subtotal	2,550,653	2,458,754
Less: Accumulated depreciation	(1,405,872)	(1,269,107)
	$1,144,781	$1,189,647

Depreciation expense for the years ended December 31, 2013 and 2012 were $121,954 and $129,344, respectively.

8. CONSTRUCTION IN PROGRESS

Construction in progress of $6,609,918 and $6,831,894 as of December 31, 2013 and 2012 respectively mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. As of December 31, 2013 and 2012, land use rights in the amounts of $2,618,333 and $2,512,539 were classified under construction in progress for the commercial property and residential unit sites under construction, and the remaining $628,193 and $627,121 for partial operation of the commercial property was classified under intangible assets subject to amortization.

9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2013	2012
Patent	$1,047,086	$1,014,488
Land use rights	684,372	663,066
Software	117,405	113,750
Subtotal	1,848,863	1,791,304
Less: Accumulated amortization	(1,220,670)	(1,130,329)
	$628,193	$660,975

Amortization expenses for the years ended December 31, 2013 and 2012 were $90,341 and $119,361, respectively.

Expected amortization expenses for intangible assets in the next five years are as follows:

For the Years Ended December 31,	Amount
2013	$17,983
2014	17,983
2015	17,983
2016	17,983
2017	17,983
Thereafter	538,278
Total	$628,193

10. ADVANCE FROM CUSTOMER

Advance from customer consisted of residential properties down payments amounted to $165,066 and $149,163 as of December 31, 2013 and 2012, respectively.

11. SHORT-TERM LOAN

The Company had a short-term loan in the principal amount of $1,321,506 (equivalent to RMB 8.0 million) and $1,505,880 (equivalent to RMB 9.5 million) as of December 31, 2013 and 2012 from Changle Rural Credit Union,which is a bank located in Shandong Province of the PRC. The loan had a maturity date of September 2, 2013. On November 17, 2013, the Company renewed this short-term loan. The term of the renewal loan started from November 17, 2013 with a maturity date of October 16, 2014. The interest rate for the short-term loan was 12% per annum as of December 31, 2013. This short-term loan had been secured by the Company’s land use right and construction-in-progress of SD Chaoying with a book value of $3.25 million (equivalent to RMB 19.69 million) and $4.65 million (equivalent to RMB27.47 million) as of December 31, 2013, respectively. For the $3.25 million land use rights, $2.62 million was classified under construction-in-progress for the commercial property and the remaining $0.63 million was classified under intangible assets subject to amortization.

Additionally, there is another short-term loan of $165,188 (equivalent to RMB1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 12, 2014 with an interest rate at 2% per month. Also included in the current liabilities was $2,963,494 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd., and the stockholders who are also the Company's officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

12. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2013	2012
Loan from officers and shareholders	$1,917,958	$1,120,059
Loan from Shaanxi Yanfeng Real Estate Co., Ltd.	409,018	396,284
Loan from Xi'an Yanfeng Biotechnology Co., Ltd.	376,297	364,582
Loan from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd.	181,690	114,130
Shaanxi Chaoying Personal Care Group Co., Inc	78,531	76,087
Total	$2,963,494	$2,071,142

Mr. Yanbiao Bai owns 64% and is the CEO and Chairman of Shaanxi Chaoying Beauty & Cosmetics Group. Mr. Bai is the Chairman of Shaanxi Yangfeng Real Estate and Xi’an Yanfeng Biotechnology. The above amounts of due to relate parties were unsecured, interest free, and due on demand.

Lease agreement

The Company’s subsidiary in the PRC leased an office space under an operating lease agreement from Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. for a lease term originally expired on December 31, 2009, and had been extended to December 31, 2015. The rent payment under this operating lease was $6,458 (equivalent to RMB 40,000) per month. The total future minimum lease payments for this lease as of December 31, 2013 were $154,992.

Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

For the Years Ended December 31,	Amount
2014	$77,496
2015	77,496
Total	$154,992

Total rental expense charged to operations amounted to $77,496 and $70,537 for the years ended December 31, 2013 and 2012, respectively.

Operation of SPA business

In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the years ended December 31, 2013 and 2012. Costs related to operating commercial rental amounted to $50,485 and $65,846 for the years ended December 31, 2013 and 2012, respectively.

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

On January 15, 2010, the Board of Directors adopted resolutions that authorized incentive compensation to key management of the Company for services it has provided to the Company. As set forth in the Board of Directors’ resolution dated January 15, 2010, the incentive compensation shall be paid by the issuance of 12,000,000 shares of common stock of the Company to Mr. YanbiaoBai, Chief Executive Officer and President of the Company, and 3,300,000 shares of common stock of the Company to Ms. Xue Bu, Chief Financial and Operating Officer of the Company. Compensation cost of $306,000 will be recorded during the first quarter of 2010 at $0.02 per share, the market price of the Company’s common stock on January 15, 2010, the grant date.

On June 30, 2011, the Company entered into a written Debt Conversion Agreement with Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. (a related party), Shaanxi NuoQiHealthfood Co., Ltd. (a related party), and Mr. YanbiaoBai, Chairman and CEO of the Company. In the Agreement, the Company agreed to repay a total of $605,723 (RMB 3,920,000) debt due to Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. by issuing the Company’s common stock. Simultaneously upon the execution of the repayment, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. agreed to transfer to Mr. YanbiaoBai the number of shares to be issued through the debt repayment. The number of shares transferred to Mr. YanbiaoBai was further offset by a number of shares equivalent to $169,973 (RMB 1,100,000) due by Shaanxi NuoQi Health Food Co., Ltd., a company wholly-controlled by Ms. Xue Bu, the spouse of Mr. YanbiaoBai and former COO and Director of the Company, to offset its debt due to the Company. The Agreement was approved by the Company’s Board of Directors on June 30, 2011. As a result of the debt conversion and offset, the number of shares of common stock issued to Mr. YanbiaoBai was 54,468,756 shares, which was determined based on the closing price of $0.008 per share on June 30, 2011. The share issuance for repayment of debt as agreed upon and approved was executed on August 17, 2011.

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

In the years ended December 31 2013 and 2012, the Company’s PRC subsidiaries either incurred net loss or accumulated net loss after offset with prior year losses. Accordingly, they were not required to reserve additional statutory surplus and common welfare fund for the years ended December 31, 2013 and 2012. The reserve funds balance consisted of the following:

	As of December 31,
	2013	2012
Statutory Surplus Reserve	$224,590	$224,590
Statutory Common Welfare Fund Reserve	112,295	112,295
Total	$336,885	$336,885

16. TAXATION

(a) Corporation Income Tax

The Company and its US subsidiary will file consolidated federal income tax return and state income taxes return individually. The operations in the United States of America had operational losses in year 2013 and 2012. The possible future deferred tax benefits arise from the net operating loss carry forward has been fully offset by a full valuation allowance, since more likely than not that all these benefits will not be realized in the future.

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

In the years ended December 31, 2013 and 2012, the Company’s PRC subsidiaries either incurred net loss or had accumulated net loss after offset with prior year loss. The Company recorded income tax as $856 and they were not required to accrue and pay any income taxes for the fiscal year ended December 31, 2013. A 100% valuation reserve was recognized since it is more likely than not that all of the deferred tax assets will not be realized.

17. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Credit Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Major Customers:

The following summarizes sales to major customers (each comprising 10% or more of revenue):

December 31,	Number of	Percentage of
	Customers	Total
2013	2	84.0%
2012	2	66.0%

Major Suppliers:

The following summarizes purchases of raw materials from major suppliers (each comprising 10% or more of purchases):

December 31,	Number of	Percentage of
	Suppliers	Total
2013	2	78.6%
2012	2	82.3%

18. SEGMENT REPORTING

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

	Years Ended December 31,
	2013	2012
Revenues:
Chaoying Biotech	$574,261	$514,593
SD Chaoying	-	268,582
Others	-	-
Total Revenues	$574,261	$783,175

	Years Ended December 31,
	2013	2012
Segment loss:
Chaoying Biotech	$(62,734)	$(121,753)
SD Chaoying	(334,939)	(304,170)
Others	(219,074)	(229,717)
Loss before Income Taxes	$(616,747)	$(655,640)

	Years Ended December 31,
	2013	2012
Total Assets:
Chaoying Biotech	$714,925	$1,460,233
SD Chaoying	9,584,273	9,006,220
Others	53,544	85,055
Total assets	$10,352,742	$10,551,508

The following sets forth geographic information relating to the Company’s revenues from external customers attributed to the Company’s country of domicile, China, and attributed to foreign countries.

	Years Ended December 31,
	2013	2012
United States	$417,082	$450,042
China	157,179	333,133
Total revenue	$574,261	$783,175

All revenues are from external customers. One major customer from the United States accounted for 73% and 57% of our total revenues for the years ended December 31, 2013 and 2012. All long-lived assets are located in China.

19. SUBSEQUENT EVENTS

Management has considered all events occurring through April 15, 2014, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2013 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855.