Form 10-Q
period 2014-03-31
Cybrdi, Inc.
filed 2014-05-15
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 OR

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

Yes [    ]                                 No [X]

The number of shares of common stock, no par value per share, outstanding as of May 9, 2014 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2014
INDEX
TABLE OF CONTENTS

Item 1 Financial Statements

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December
		31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$886,570	$203,921
Accounts receivable, net	50,235	6,409
Inventories	797,775	848,525
Other receivables, net and prepaid expenses	127,343	906,459
Advance to suppliers	3	4,536
TOTAL CURRENT ASSETS	1,861,926	1,969,850
PROPERTY, PLANT AND EQUIPMENT, NET	1,090,546	1,144,781
CONSTRUCTION IN PROGRESS	6,535,811	6,609,918
INTANGIBLE ASSETS, NET	616,382	628,193

TOTAL ASSETS	$10,104,665	$10,352,742

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,447,783	$1,308,858
Accounts payable	31,402	11,903
Accrued expenses	865,286	810,331
Deferred revenue	130,575	126,128
Customers deposits	157,971	165,066
Due to related parties	3,015,609	2,963,494
Deferred tax liabilities	10,421	10,598
Other payables	441,075	591,613
TOTAL CURRENT LIABILITIES	6,100,122	5,987,991
CONSTRUCTION PAYABLE	369,989	376,297
TOTAL LIABILITIES	6,470,111	6,364,288

EQUITY

Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(3,758,942)	(3,525,809)
Accumulated other comprehensive income	1,586,167	1,656,723
TOTAL STOCKHOLDERS’ EQUITY	2,650,032	2,953,721
NONCONTROLLING INTEREST	984,522	1,034,733
TOTAL EQUITY	3,634,554	3,988,454

TOTAL LIABILITIES AND EQUITY	$10,104,665	$10,352,742

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Housing	$80,650	$-
Commercial rental	-	-
Tissue array products	68,136	151,152
Total revenue	148,786	151,152
Cost of Sales
Housing	47,145	-
Commercial rental - related party	26,299	16,696
Tissue array products	68,070	98,520
Total cost of sales	141,514	115,216

Gross Profit	7,272	35,936

Operating Expenses:
Salaries and wages	50,988	53,913
Depreciation and amortization	11,422	33,445
Bad debt expense	-	6,630
Professional fees	38,575	40,107
Selling and distribution expenses	2,861	4,186
Other general and administrative expenses	123,538	27,592
Total Operating Expenses	227,384	165,873

Loss from Operations	(220,112)	(129,937)

Other Expense
Interest expenses, net	(47,472)	(46,188)
Other expense, net	(767)	(2,048)
Total Other Expense, Net	(48,239)	(48,236)

Loss before Income Taxes	(268,351)	(178,173)
Less: Income Tax (Benefit) Expense	(1,738)	142
Net loss	(266,613)	(178,315)
Less: Net loss attributable to the non-controlling interests	(33,480)	(31,493)
Net loss attributable to CYBRDI, INC.	(233,133)	(146,822)
Foreign currency translation loss	(70,556)	(37,094)
Comprehensive loss	$(303,689)	$(183,916)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net loss attributable to Cybrdi Inc.	$(233,133)	$(146,822)
Adjustments to Reconcile Net Loss to Cash Provided by operating activities:
Depreciation and amortization	44,707	55,881
Bad debt expense	-	6,630
Minority interest	(33,480)	(31,493)
Changes in Operating Assets and Liabilities:
Accounts receivable	(44,753)	(15,067)
Inventories	37,206	4,262
Other receivable and prepaid expenses	782,725	6,552
Accounts payable and other current liabilities	96,421	92,845
Deferred revenue	6,683	-
Advance to suppliers	(4,409)	24,307
Net Cash used in Operating Activities	651,967	(2,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance for loan to affiliated companies	(4,249)	-
Purchase of property, plant, and equipment	(7,702)	(7,601)
Payments for construction in progress	(37,970)	(279)
Net Cash used in Investing Activities	(49,921)	(7,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related companies	78,950	10,668
Loan from shareholders/officers	17,877	8,998
Net cash provided by Financing Activities	96,827	19,666
NET INCREASE IN CASH & CASH EQUIVALENTS	698,873	8,881
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(16,224)	15,074
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	203,921	956,235

CASH & CASH EQUIVALENTS, ENDING BALANCE	$886,570	$980,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$39,328	$45,799
Income taxes paid	$113	$153

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 1. Interim Financial Statements

The unaudited consolidated financial statements of Cybrdi Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

Most of the Company’s activities are conducted through Chaoying Biotech, of which it owns an 80% interest. Chaoying Biotech, with its principal operations located in China, aims to take advantage of China's abundant scientific talent, low wage rates, less stringent biogenetic regulation, and the huge genetic population as it introduces its growing list of tissue micro array products.

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

The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for 2010. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2014 prior to the commencement of operations by merchant tenants if we can obtain an estimated $3.0 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of March 31, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

On April 29, 2011, Chaoying Biotech invested $154,732 (equivalent to RMB 1 million) to restore the operation of the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”), a wholly-owned subsidiary established on July 31, 2003, whose main business includes pathology research and consulting, diagnostic clinical pathology and pathology-related research and development of new technologies, and basic training in pathology. Chaoying Biotech has been its sole shareholder.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,758,942 and $3,525,809 as of March 31, 2014 and December 31, 2013, including net losses of $266,613 and $178,315 for the three months ended March 31, 2014 and 2013, respectively. In addition, current liabilities exceeded current assets by $4,238,196 and $4,018,141 at March 31, 2014 and December 31, 2013, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is needed. The Company, taking into accounts the available banking facilities, internal financial resource, and support from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)	Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.3 million. However, there is no assurance when such sales will occur.

(b)	Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of March 31, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

The Company may require additional funds and may seek to raise such funds through public and private financings or from other sources. There is no assurance that the above management’s plans will be realized or the additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or that any additional financing will not be dilutive. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

NOTE B – ASSETS

The March 31, 2014 consolidated balance sheet included total current assets of $1,861,926 and non-current assets of $8,242,739. Of these amounts, $886,570 in cash and equivalents is planned for funding current operations and for future business expansion.

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

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipment, motor vehicles, leasehold improvement and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $6,535,811 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. For the $3.22 million land use rights, $2.5 million was classified under construction-in-progress for the commercial property and the remaining $0.62 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.62 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The patent expired on April 30, 2013, which was amortized over its estimated life of 10 years. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C – LIABILITIES

As of March 31, 2014, the balance sheet included total liabilities of $6,470,111, which consisted of current liabilities of $6,100,122 and construction payable of $369,989. Included in the current liabilities was a short-term loan of $160,865 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 15, 2015 with an interest rate at 2% per month. Also included in the current liabilities was $3,015,609 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd, Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd and the stockholders who are also the Company’s officers. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Carton’s common stock to the Cybrdi shareholders. As of March 31, 2014 and December 31, 2013, the Company had 120,225,323 shares issued and outstanding, respectively.

As of March 31, 2014, the balance sheet included total equity of $3,634,554, of which $984,522 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

As of March 31, 2013, the balance sheet included total equity of $3,988,454, of which $1,034,733 was for non-controlling interest, representing 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the three months ended March 31, 2014 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were $116 and $0 of PRC current income taxes accrued for the three months ended March 31, 2014 in SD Chaoying and Chaoying Biotech, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

During the three months ended March 31, 2014, there were no material developments in any previously reported litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company’s Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company’s other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2013.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, body buildup gyms, the Square will become local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 68 units had been sold as of March 30, 2014.

The total cost for the construction is estimated to be $10 million. At present, SD Chaoying has invested approximately $7 million in the construction. We are planning to include a casino but the casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino, and there can be no assurance we will receive such approval. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates. Two units were sold during the three months ended March 31, 2014.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased by $2,366 to $148,786 for the three months ended March 31, 2014 from $151,152 for the three months ended March 31, 2013, a decrease of 2%.

Tissue Chip & Kit Products: Net sales decreased by $83,016 to $68,136 for the three months ended March 31, 2014 as compared to $151,152 for the three months ended March 31, 2013, a decrease of 55%. The decrease in net sales of tissue chip & kit product was primarily due to no export sales during the three months ended March 31, 2014. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives, which are under common control by a non-affiliated person.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There were two housing units sold during the three months ended March 31, 2014, and we recognized sales revenue aggregating $80,650; compared to no housing unit sold during the quarter ended March 31, 2013. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the three months ended March 31, 2014 and 2013, respectively. Costs related to operating commercial rentals amounted to $26,299 and $16,696 for the three months ended March 31, 2014 and 2013, respectively.

Gross Margin

Gross margin as a percentage of sales are 5% and 24% for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Gross margin of tissue chip & kit products segment decreased from 35% to 0.1% from first quarter of 2013 to first quarter of 2014; because no export sale with higher gross margin during this quarter. Gross margin of housing segment was 42% for the first quarter of 2014; there was no sale and cost incurred for housing segment in first quarter of 2013.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $26,299 and $16,696 was recorded at the commercial rental segment for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

The Company’s operating expenses increased by $61,511 to $227,384 for the three months ended March 31, 2014 from $165,873 for the three months ended March 31, 2013, and increase of 37%. Such increase was mainly attributable to the increase of heating fees incurred in winter and marketing espense.

Other Expense

Net other expenses increased by $3 to $48,239 for the three months ended March 31, 2014, a 0.01% increase, from $48,236 for the three months ended March 31, 2013.

Income Taxes

The Company did not record any U.S. and PRC current income tax for the three months ended March 31, 2014, and 2013, since there was no taxable income during these periods. There was $116 of PRC current income taxes accrued for the three months ended March 31, 2014 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests increased by $88,298, or 50%, from $178,315 for the three months ended March 31, 2014 to $266,613 for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current asset deduct total current liabilities) increased by $220,055 from $(4,018,141) as of December 31, 2013 to $(4,238,196) as of March 31, 2014. The Company's cash and cash equivalents increased to $886,570 as of March 31, 2014 from $203,921 as of December 31, 2013, primarily as a result of a decline in other receivables to $127,343 as of March 31, 2014 from $906,450 as of December 31, 2013. The decline in other receivable was attributable to the construction material purchase deposit of $756,065 that was returned to the Company in January, 2014.

For investing activities, the Company incurred net cash outflow during the three months ended March 31, 2014. The primary reason was due to $7,702 used in purchasing property, plant, and equipment and there were payments for construction in progress amounting to $37,970 during the first quarter of 2014.

For financing activities, the Company obtained net proceeds of $96,827, from related parties and shareholders/officers of the Company.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $3,758,942 and $3,525,809 as of March 31, 2014 and December 31, 2013, including net losses of $266,613 and $178,315 for the three months ended March 31, 2014 and 2013, respectively. In addition, current liabilities exceeded current assets by $4,238,196 and $4,018,141 as of March 31, 2014 and December 31, 2013, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of March 31, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of March 31, 2014, the Company had not received further correspondences from the EPA regarding this matter.

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

CYBRDI, INC.

DATE: May , 2014	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer