Form 10-Q
period 2014-09-30
Cybrdi, Inc.
filed 2014-11-19
CIK 19002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ]     No [X]

The number of shares of common stock, no par value per share, outstanding as of September 30, 2014 was 120,225,323.

FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2014
INDEX
TABLE OF CONTENTS

Item 1 Financial Statements
CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September	December
	30,	31,
	2014	2013
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$68,244	$203,921
Accounts receivable, net	89,227	6,409
Inventories	802,661	848,525
Other receivables, net and prepaid expenses	104,767	906,459
Advance to suppliers	4,517	4,536
TOTAL CURRENT ASSETS	1,069,416	1,969,850
PROPERTY, PLANT AND EQUIPMENT, NET	1,091,470	1,144,781
CONSTRUCTION IN PROGRESS	7,868,283	6,609,918
INTANGIBLE ASSETS, NET	611,834	628,193

TOTAL ASSETS	$10,641,003	$10,352,742

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$1,466,275	$1,308,858
Accounts payable	11,867	11,903
Accrued expenses	922,102	810,331
Deferred revenue	132,242	126,128
Customers deposits	160,126	165,066
Due to related parties	2,446,029	2,963,494
Deferred tax liabilities	10,554	10,598
Other payables	504,348	591,613
TOTAL CURRENT LIABILITIES	5,653,543	5,987,991
CONSTRUCTION PAYABLE	1,623,119	376,297
TOTAL LIABILITIES	7,276,662	6,364,288

EQUITY

Preferred Stock, $1.00 per value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 150,000,000 shares authorized, and 120,225,323 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4,313,614	4,313,614
Additional paid-in capital	172,308	172,308
Reserve funds	336,885	336,885
Accumulated deficit	(4,052,501)	(3,525,809)
Accumulated other comprehensive income	1,638,255	1,656,723
TOTAL STOCKHOLDERS’ EQUITY	2,408,561	2,953,721
NONCONTROLLING INTEREST	955,780	1,034,733
TOTAL EQUITY	3,364,341	3,988,454

TOTAL LIABILITIES AND EQUITY	$10,641,003	$10,352,742

See notes to consolidated financial statements.

CYBRDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Housing	$-	$-	$80,650	$-
Commercial rental - related party	-	-	-	-
Tissue array products	111,929	132,941	265,584	422,820
Total revenue	111,929	132,941	346,234	422,820
Cost of Sales
Housing	-	-	47,145	-
Commercial rental - related party	4,500	182	38,164	21,444
Tissue array products	87,141	96,747	227,368	280,082
Total cost of sales	91,641	96,929	312,677	301,526

Gross Profit	20,288	36,012	33,557	121,294

Operating Expenses:
Salaries and wages	56,446	82,085	162,206	178,048
Depreciation and amortization	2,456	23,992	16,308	63,428
Bad debt expense	-	-	-	6,690
Professional fees	9,061	11,547	66,810	66,111
Selling and distribution expenses	1,411	1,622	6,005	7,726
Other general and administrative expenses	45,607	7,572	218,844	142,589
Total Operating Expenses	114,981	126,818	470,173	464,592

Loss from Operations	(94,693)	(90,806)	(436,616)	(343,298)

Other Income (Expense)
Interest expenses	(57,894)	(66,564)	(143,380)	(174,362)
Other income (expense), net	56	(2,931)	(22,739)	21,635
Total Other Expense, Net	(57,838)	(69,495)	(166,119)	(152,727)

Loss before Income Taxes	(152,531)	(160,301)	(602,735)	(496,025)
Income Tax Expense	74	104	(1,664)	388
Net loss	(152,605)	(160,405)	(601,071)	(496,413)
Less: Net loss attributable to the	(74,379)	(37,555)	(74,379)	(101,490)
Net loss attributable to CYBRDI, INC.	(78,226)	(122,850)	(526,692)	(394,923)
Foreign currency translation loss	(18,468)	182,387	(134,295)	178,978
Comprehensive loss	$(96,694)	$59,537	$(660,987)	$(215,945)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic and Diluted	120,225,323	120,225,323	120,225,323	120,225,323

See notes to consolidated financial statements.

CYBRDI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATINGACTIVITIES
Net loss attributable to Cybrdi Inc.	$(526,692)	$(394,923)
Adjustments to reconcile net loss to
Provided by operating activities:
Depreciation and amortization	71,277	157,131
Bad debt expense	-	6,690
Minority interest	(74,379)	(101,490)
Changes in Operating Assets and Liabilities:
Accounts receivable	(82,613)	(7,189)
Inventories	42,594	(4,010)
Other receivable and prepaid expenses	782,580	(63,144)
Accounts payable and other current liabilities	210,507	184,580
Construction payable	(139)	-
Deferred revenue	6,683	-
Customer deposits	(4,273)	21,684
Net Cash provided by/(used in) Operating Activities	425,545	(200,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(9,133)	(10,185)
Payments for construction in progress	(37,970)	(2,622)
Net Cash used in Investing Activities	(47,103)	(12,807)

CASH FLOWS FROM FINANCING ACTIVIES
Proceeds from loans from related companies	121,236	49,684
Proceeds from loan from shareholders/officers	184,540	1,685,870
Repayment loans from affiliated companies	(146,846)	-
Repayment of loan from shareholders/officers	(655,593)	-
Repayment of short term loans	-	(1,540,532)
Net cash provided by/(used in) Financing Activities	(496,663)	195,022

NET DECREASE IN CASH & CASH EQUIVALENTS	(118,221)	(18,456)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(17,456)	29,310
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	203,921	956,235

CASH & CASH EQUIVALENTS, ENDING BALANCE	$68,244	$967,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$118,496	$91,598
Income taxes paid	$227	$286

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

The business of SD Chaoying will primarily focus on culture and entertainment, including make-up, personal care, health club, gambling, saunas for massage and bath, karaoke, catering, and lodging. The Company plans for SD Chaoying to have a specific emphasis on casino gambling, but such operations have not been approved by Shandong Administration for Civil Affairs. At the end of 2010, SD Chaoying had substantially completed the construction of two residential buildings and had recognized revenue from sales of housing units from these buildings for 2010. The main structure of the commercial entertainment center has also been completed, with the exterior, rooftop, the surrounding supporting projects and the community landscaping yet to be completed, but which are expected to be completed in 2013 prior to the commencement of operations by merchant tenants if we can obtain an estimated $2.8 million to complete construction. In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As of September 30, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $4,052,501 and $3,525,809 as of September 30, 2014 and December 31, 2013, including net losses of $601,071 and $496,413 for the nine months ended September 30, 2014 and 2013, respectively. In addition, current liabilities exceeded current assets by $4,582,147 and $4,018,141 at September 30, 2014 and December 31, 2013, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company finances its operations primarily through short-term bank borrowings and advances from related parties and/or officers/shareholders. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into accounts the available banking facilities, internal financial resource, and supports from related companies, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of the conditions:

(a)

Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.3 million. However, there is no assurance when such sales will occur.

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

NOTE B – ASSETS

The September 30, 2014 consolidated balance sheet included total current assets of $1,069,416 and non-current assets of $ 9,571,587. Of these amounts, $68,244 in cash and equivalents is planned for funding current operations and for future business expansion. Current assets also included accounts receivable, inventories, other receivables and prepaid expenses, and advance to suppliers. Inventories are mainly finished goods. Other components of inventories include raw materials and housing inventories. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

Included in non-current assets are property, plant and equipment, construction-in-progress and intangible assets. Property, plant and equipment mainly consist of building, office equipment, motor vehicles, leasehold improvement and machinery used for product manufacturing located in the People’s Republic of China (“PRC”). Depreciation on property, plant and equipment is computed using the straight-line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 10 years. Building and office equipment have estimated useful lives of 20 and 5 years, respectively. The “construction in progress” in the amount of $7,868,283 mainly consisted of land under development and construction of the entertainment, culture, and casino facility in Shandong Province, which will be transferred to fixed assets in SD Chaoying when construction is completed. For the $3.26 million land use rights, $2.6 million was classified under construction-in-progress for the commercial property and the remaining $0.66 million was classified under intangible assets subject to amortization. Intangible assets included a tissue chip patent at Chaoying Biotech and $0.66 million of land use rights being put in operation for the partial completed commercial property at SD Chaoying. Effective January 1, 2002, with the adoption of the accounting guidance for Goodwill and Other Intangible Assets, intangible assets with a definite life are amortized on a straight-line basis. The land use rights classified in intangible asset is being amortized over its estimated life of 36.9 years through the maturity of the land use rights for commercial use on November 6, 2047.

NOTE C – LIABILITIES

As of September 30, 2014, the balance sheet included total liabilities of $7,276,662, which consisted of current liabilities of $5,653,543 and construction payable of $1,623,119. Included in the current liabilities was a short-term loan of $1,466,275 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 15, 2015 with an interest rate at 2% per month. The short-term loan also included the loan due from ChangLe Rural credit cooperatives, amounting to $ 1,289,574 (equivalent to RMB 8.0 million); the term of this loan was from November 17 2013 to October 17 2014, with an interest rate at 12% per annum. Also included in the current liabilities was $2,446,029 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

NOTE D – STOCKHOLDERS’ EQUITY

As a result of the reverse merger (see Note A item 6), the common stock of Cybrdi-Maryland has been cancelled and converted into shares of common stock of Certron at an exchange ratio of 1.566641609 per share. This resulted in the issuance of 47,328,263 shares of Carton’s common stock to the Cybrdi shareholders. As of September 30, 2014 and December 31, 2013, the Company had 120,225,323 shares issued and outstanding, respectively.

As of September 30, 2014, the balance sheet included total equity of $3,364,341, of which $955,780 was for non-controlling interest, representing a 20% minority interest in Chaoying Biotech and 16.67% minority interest in SD Chaoying.

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

The Company’s income tax expense includes U.S. and PRC income taxes. There were no U.S. current taxes for the nine months ended September 30, 2014 according to net loss incurred in the U.S. entity, which will not be anticipated to have any tax benefit in the future since no revenue is expected to be generated in the U.S as a result of discontinuing the U.S. operating company in Maryland in October 2007. There were $74 and $0 of PRC current income taxes accrued for the nine months ended September 30, 2014 in SD Chaoying and Chaoying Biotech, respectively.

NOTE F – CONTINGENCIES AND LITIGATION LIABILITIES

During the nine months ended September 30, 2014, there were no material developments in any previously reported litigation.

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

Culture, Entertainment, and Real Estate Business

Chaoying Biotech owns 83.33% of SD Chaoying, a culture and entertainment company. SD Chaoying is developing a Culture and Entertainment Square in Changle City of Shandong Province on the 33,333 square meter land it owns the right to use. The usage areas of the Square will be approximately 19,145 square meters. With the entertainment facilities of restaurants spas, hotel rooms, movie theaters, cosmetic and personal care salons, and body buildup gyms, the Square will become a local cultural and entertainment center. The project includes four multi-family residential buildings (about 14,188 square meters), and two of them had been completed. Of 74 total units, 68 units had been sold as of September 30, 2014.

The total cost for the construction is estimated to be $10 million. At present, SD Chaoying has invested approximately $7 million in the construction. We are planning to include a casino but the casino has not yet been completed and we intend to engage another party to operate the casino. We have not yet reached agreement with any operator. Operation of the casino has not yet been approved by the Shandong Administration for Civil Affairs and such approval is required in order to operate the casino, and there can be no assurance we will receive such approval. We believe that the casino will attract patrons from surrounding areas and that the potential for a cultural and entertainment business is enhanced as living standards rise in the region. We anticipate financing the balance of the construction in part from the sale of the residential units. However, there is no assurance that sufficient proceeds will be generated from the sale of the residential units. We believe that the balance of any funding will need to be obtained from affiliated companies or from banks and affiliates. Two units were sold during the nine months ended September 30, 2014.

We will also explore other business development opportunities that can leverage our sales platform and relationship with affiliated companies. Until such time as we can identify attractive marketing opportunities, we will loan available cash on a short term unsecured basis to non-affiliated third parties in order to generate interest income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Net Revenue

Cybrdi mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased by $21,012 to $111,929 for the three months ended September 30, 2014 from $132,941 for the three months ended September 30, 2013, a decrease of 16%.

Tissue Chip & Kit Products: Net sales decreased by $21,012 to $111,929 for the three months ended September 30, 2014 as compared to $ 132,941 for the three months ended September 30, 2013, a decrease of 16%. The decrease in net sales of tissue chip & kit product was primarily due to no orders being placed in the USA. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in 2013. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives, which are under common control by a non-affiliated person.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There was no sale of housing units for the three months ended September 30, 2014 and September 30, 2013, Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not been charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for the three months ended September 30, 2014 and 2013, respectively. Costs related to operating commercial rentals amounted to $4,500 and $182 for the three months ended September 30, 2014 and 2013, respectively.

Gross Margin

Gross margin as a percentage of sales were 18% for the three months ended September 30, 2014, a decline from 27% for the three months ended September 30, 2013.

Gross margin of the tissue chip & kit products segment decreased from 27% to 22% from the third quarter of 2013 to the third quarter of 2014. There were no sale and cost incurred for the housing segment in the third quarters of both 2014 and 2013.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $4,500 and $182 was recorded at the commercial rental segment for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

The Company’s operating expenses decreased by $11,837 to $114,981 for the three months ended September 30, 2014 from $126,818 for the three months ended September 30, 2013, and decrease of 9%. The decreased operating expense was primarily because the Company controlled unnecessary general and administrative expenses.

Other Expense

Net other expenses decreased by $11,657 to $57,838 for the three months ended September 30, 2014, a 17% decrease, from $69,495 for the three months ended September 30, 2013. The decrease of other expenses was mainly due to the fact that the Company paid the interest expense of a loan from Mr Bai, the principal shareholder, for the third quarter of 2013, but no such interest expense was incurred in the third quarter of 2014.

Income Taxes

The Company did not record any U.S. or PRC current income tax for the three months ended September 30, 2014 and 2013, since there was no taxable income during these periods. There was $74 of PRC current income taxes accrued for the three months ended September 30, 2014 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests decreased by $44,624, or 36%, from $122,850 for the three months ended September 30, 2013 to $78,226 for the three months ended September 30, 2014.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

Net Revenue

Cybrdi now mainly generates two categories of revenues, including sales of tissue chip & kits products and residential housing. The net sales decreased $76,586 to $ 346,234 for the nine months ended September 30, 2014 from $422,820 for the nine months ended September 30, 2013, a decrease of 18%.

Tissue Chip & Kit Products: Net sales decreased by $157,236 to $ 265,584 for the nine months ended September 30, 2014 as compared to $422,820 for the nine months ended September 30, 2013, a decrease of 37%. The decrease in net sales of tissue chip & kit product was primarily due to no export sales during the nine months ended September 30, 2014. The sales revenues generated from export sales now are subject to the value added tax (“VAT”) pursuant to PRC tax regulations, which was exempt for export sales in the past. The VAT imposed by PRC tax bureau on export sales is absorbed by the Company without charging to the customers. Currently, our sole domestic sales representative in China is Xi’an AiLiNa Biotechnology Co., Ltd., and the only overseas sales representative is US BioMax, Ltd., a reseller located in the US. We mainly distribute our products through these two sales representatives.

Housing: SD Chaoying completed the construction of the two six-story multi-family residential buildings with a total of 74 housing units in 2009. There were two housing units sold during the nine months ended September 30, 2014, and we recognized sales revenue aggregating $80,650; while there was no housing unit sold during the nine months ended September 30, 2013. Since SD Chaoying is required to continue its involvement with the property after the sale, including installations of utility systems, improvements and amenities, and community landscaping, profit from the sale was recognized using the percentage of completion method as required by ASC Topic 360-20, “Property, Plant, and Equipment – Real Estate Sales”.

Commercial rental: In January 2011, SD Chaoying engaged Dongshan Victoria Spring Hotel (“Victoria”), which is controlled by the wife of the General Manager of SD Chaoying, to manage and operate the SPA business at the completed section of the cultural and entertainment facility. SD Chaoying has not charged any fees from Victoria and no written agreement was signed. As a result, no revenue was recognized for nine months ended September 30, 2014 and 2013, respectively. Costs related to operating commercial rentals amounted to $38,164 and $21,444 for the nine months ended September 30, 2014 and 2013, respectively.

Gross Margin

Gross margin as a percentage of sales decreased to 9.7% for the nine months ended September 30, 2014 from 29% for the nine months ended September 30, 2013.

Gross margin of the housing segment was 42% for the nine months ended September 30, 2014, while no housing unit was sold during the nine months ended September 30, 2013; the gross margin of tissue chip & kit products segment decreased from 34% for the nine months ended September 30, 2013 to 14% for the nine months ended September 30, 2014.

The commercial rental segment has not generated revenue since its commencement, but incurred costs directly associated with the business. As a result, a loss of $38,164 and $21,444 was recorded at the commercial rental segment for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

The Company’s operating expenses increased by $5,581 to $470,173 for the nine months ended September 30, 2014 from $464,592 for the nine months ended September 30, 2013, an increase of 1%. The increased item of operating expense was primarily due to the increase of other general and administration expense such as employee insurance expenses.

Other Expense

Net other expenses increased by $13,392 or 9% to $166,119 for the nine months ended September 30, 2014, from $152,727 for the nine months ended September 30, 2013.

Income Taxes

The Company did not record any U.S. or PRC current income tax for the nine months ended September 30, 2014, since there was no taxable income during the nine months ended September 30, 2014. There was $1,664 of PRC current income taxes accrued for the nine months ended September 30, 2014 in SD Chaoying.

Net Loss

As a result of the above factors, our net loss excluding minority interests, increased by $204,253, or 39%, from $322,439 for the nine months ended September 30, 2013 to $526,692 for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital deficit (total current assets less total current liabilities) increased by $565,986 from $(4,018,141) as of December 31, 2013 to $(4,584,127) as of September 30, 2014. The decrease was primarily due to a decrease of $801,692 in other receivable (net) and prepaid expenses from $906,459 as of December 31, 2013 to $104,767 as of September 30, 2014; and an increase of $157,417 in short-term loan from $1,308,858 as of December 31, 2013 to $1,466,275 as of September 30, 2014.

For investing activities, the Company incurred net cash outflow during the nine months ended September 30, 2014. The primary reason was due to $9,133 used in purchasing property, plant, and equipment by the Institute of Shaanxi Chaoying Clinical Pathology (“IOSCCP”) and Shaanxi Chao Ying Biotechnology Co., Ltd. during the nine months ended September 30, 2014 and there were payments for construction in progress amounting to $37,970 during the third quarter of 2014.

For financing activities, the Company obtained net proceeds of $121,236 and $184,540 from related parties and shareholders/officers of the Company, respectively, for the nine months ended September 30, 2014. The Company also repaid $655,593 and $146,846 for the loan from shareholders/officers and the loan from affiliated companies, respectively, for the nine months ended September 30, 2014. The loans were unsecured, bearing no interest and no due date was specified.

As of September 30, 2014, the balance sheet included total liabilities of $7,276,662, which consisted of current liabilities of $5,653,543 and construction payable of $1,623,119; the construction payable was unsecured, bearing no interest and no due date. Included in the current liabilities was a short-term loan of $1,466,275 (equivalent to RMB 1.0 million) from Mr. Fengguo Liu, an unrelated party. The short-term loan is due on January 15, 2015 with an interest rate at 2% per month. The short-term loan also included the loan due from ChangLe Rural credit cooperatives, amounting to $ 1,289,574 (equivalent to RMB 8.0 million); the term of this loan was from November 17 2013 to October 17 2014, with an interest rate at 12% per annum.

On October 27 2014, the company extended the bank loan term from October 18, 2014 to October 17, 2015. Also included in the current liabilities was $2,446,029 of loans from related companies, including Xi’an Yanfeng Biotechnology Co., Ltd., Shaanxi Yanfeng Real Estate Co. Ltd and Shaanxi Chaoying Beauty & Cosmetics Group Co., Ltd. These entities were related to the Company through common ownership and principal officers. These loans are non-interest bearing and have no set repayment terms.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had an accumulated deficit of $4,052,501 and $3,525,809 as of September 30, 2014 and December 31, 2013, including net losses of $601,071 and $496,413 for the nine months ended September 30, 2014 and 2013, respectively. In addition, current liabilities exceeded current assets by $4,584,127 and $4,018,141 as of September 30, 2014 and December 31, 2013, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company finances its operations primarily through revenues, short-term bank borrowings and advances from related parties and/or officers/shareholders. The continued lack of export sales of tissue chip and kit products will adversely affect our liquidity and increase the need for additional financing. In order to complete the construction of SD Chaoying cultural and entertainment center, approximately $3.0 million (equivalent to RMB 19 million) of capital is expected to be needed. The Company, taking into account the available banking facilities, internal financial resource, and support from related companies and affiliates, believes it has sufficient working capital to meet its present obligation for at least the next twelve months. Management is taking actions to address the company's financial condition and deteriorating liquidity position. The following sets forth management’s plans for dealing with the adverse effects of its financial condition:

(a)

Sale of housing inventories: Proceeds to be received from the sale of the remaining housing of the two completed residential buildings are expected to amount to approximately $0.3 million. However, there is no assurance when such sales will occur.

(b)

Rental and management fee revenue from the cultural and entertainment center: Annual rental revenue is estimated to be approximately $0.68 million per year. Management fee revenue will be charged to commercial tenants at 3% of annual gross revenue. As of September 30, 2014, the Company has not commenced collecting rental and management fee revenue for the culture and entertainment center.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 6, 2000, we received a notice to inform us that we may have a potential liability from waste disposal in the Casmalia Disposal Site at Santa Barbara County, California. We were given a choice of either signing an agreement that would toll the statute of limitations for eighteen (18) months in order to allow us to resolve any liability with the government without incurring costs associated with being named a defendant in a lawsuit, or becoming an immediate defendant in a lawsuit. We signed the tolling agreement. On November 20, 2001, the tolling agreement was extended for an additional 18 months. On May 20, 2003 the tolling agreement was again extended for an additional 18 months and on November 24, 2004 the tolling agreement was again extended for additional 18 months. On June 29, 2004, we received a proposed settlement from the EPA in the amount of $21,131, which had been accrued as other payable. We are waiting for communication from the government concerning payment of the final settlement. As of September 30, 2014, the Company has not received further correspondences from the EPA regarding this matter.

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

CYBRDI, INC.

DATE: November 19, 2014	By /s/ Yanbiao Bai
Yanbiao Bai, Chief Executive Officer and president

By /s/ Yonghong Ren
Yonghong Ren, Principal Financial Officer